Form 10-Q
period 2023-09-30
Andersons, Inc.
filed 2023-11-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2023

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

The registrant had 33,752,321 common shares outstanding at October 27, 2023.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales and merchandising revenues	$3,635,691	$4,219,325	$11,537,112	$12,647,896
Cost of sales and merchandising revenues	3,477,990	4,055,560	11,009,463	12,133,755
Gross profit	157,701	163,765	527,649	514,141
Operating, administrative and general expenses	126,306	115,539	359,548	330,085
Asset impairment	—	—	87,156	—
Interest expense, net	8,188	14,982	38,766	42,762
Other income, net	15,178	1,475	35,623	22,185
Income before income taxes from continuing operations	38,385	34,719	77,802	163,479
Income tax provision from continuing operations	7,862	9,839	23,710	29,695
Net income from continuing operations	30,523	24,880	54,092	133,784
Income from discontinued operations, net of income taxes	—	19,392	—	18,099
Net income	30,523	44,272	54,092	151,883
Net income attributable to noncontrolling interests	20,815	7,524	4,088	29,827
Net income attributable to The Andersons, Inc.	$9,708	$36,748	$50,004	$122,056

Average number of shares outstanding - basic	33,752	33,825	33,706	33,805
Average number of share outstanding - diluted	34,270	34,407	34,266	34,469

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$0.29	$0.51	$1.48	$3.08
Discontinued operations	—	0.57	—	0.54
	$0.29	$1.08	$1.48	$3.62
Diluted earnings:
Continuing operations	$0.28	$0.50	$1.46	$3.02
Discontinued operations	—	0.56	—	0.53
	$0.28	$1.06	$1.46	$3.55
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2023 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$30,523	$44,272	$54,092	$151,883
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(276)	(131)	(653)	227
Foreign currency translation adjustments	(2,600)	(9,828)	836	(15,409)
Cash flow hedge activity	5,973	10,719	7,912	29,838
Other comprehensive income	3,097	760	8,095	14,656
Comprehensive income	33,620	45,032	62,187	166,539
Comprehensive income attributable to the noncontrolling interests	20,815	7,524	4,088	29,827
Comprehensive income attributable to The Andersons, Inc.	$12,805	$37,508	$58,099	$136,712
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2023 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$418,055	$115,269	$140,771
Accounts receivable, net	816,686	1,248,878	990,531
Inventories (Note 2)	985,292	1,731,725	1,556,426
Commodity derivative assets – current (Note 5)	239,595	295,588	502,097
Other current assets	67,471	74,493	75,402
Total current assets	2,527,099	3,465,953	3,265,227
Other assets:
Goodwill	128,542	129,342	129,342
Other intangible assets, net	90,768	100,907	99,317
Right of use assets, net	56,919	61,890	59,146
Other assets, net	104,586	87,175	99,650
Total other assets	380,815	379,314	387,455
Property, plant and equipment, net (Note 3)	680,188	762,729	765,939
Total assets	$3,588,102	$4,607,996	$4,418,621
Liabilities and equity
Current liabilities:
Short-term debt	$14,138	$272,575	$652,947
Trade and other payables	822,153	1,423,633	930,027
Customer prepayments and deferred revenue	211,867	370,524	258,828
Commodity derivative liabilities – current (Note 5)	142,511	98,519	137,168
Current maturities of long-term debt	27,535	110,155	112,029
Accrued expenses and other current liabilities	189,430	245,916	229,508
Total current liabilities	1,407,634	2,521,322	2,320,507
Long-term lease liabilities	32,883	37,147	34,779
Long-term debt, less current maturities	569,730	492,518	497,988
Deferred income taxes	58,217	64,080	59,079
Other long-term liabilities	70,552	63,160	79,727
Total liabilities	2,139,016	3,178,227	2,992,080
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,064 shares issued for all periods presented)	142	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	383,724	385,248	381,728
Treasury shares, at cost (270, 446 and 293 shares at 9/30/2023, 12/31/2022 and 9/30/2022, respectively)	(10,266)	(15,043)	(9,991)
Accumulated other comprehensive income	28,579	20,484	15,850
Retained earnings	838,556	807,770	806,186
Total shareholders’ equity of The Andersons, Inc.	1,240,735	1,198,601	1,193,915
Noncontrolling interests	208,351	231,168	232,626
Total equity	1,449,086	1,429,769	1,426,541
Total liabilities and equity	$3,588,102	$4,607,996	$4,418,621
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2023 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2023	2022
Operating Activities
Net income from continuing operations	$54,092	$133,784
Income from discontinued operations, net of income taxes	—	18,099
Net income	54,092	151,883
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	93,800	101,266
Gain on sale of business from discontinued operations	—	(27,091)
Asset impairment	87,156	—
Other	1,347	(1,296)
Changes in operating assets and liabilities:
Accounts receivable	406,263	(140,866)
Inventories	748,118	236,854
Commodity derivatives	99,479	(104,901)
Other current and non-current assets	2,048	2,000
Payables and other current and non-current liabilities	(796,216)	(371,219)
Net cash provided by (used in) operating activities	696,087	(153,370)
Investing Activities
Acquisition of businesses, net of cash acquired	(24,385)	—
Purchases of property, plant and equipment and capitalized software	(108,718)	(72,247)
Proceeds from sale of assets	3,082	4,810
Proceeds from sale of business from continuing operations	10,318	5,171
Proceeds from sale of business from discontinued operations	—	56,302
Purchases of Rail assets	—	(27,464)
Proceeds from sale of Rail assets	2,871	36,706
Other	(431)	(359)
Net cash (used in) provided by investing activities	(117,263)	2,919
Financing Activities
Net receipts (payments) under short-term lines of credit	(261,152)	361,318
Proceeds from issuance of short-term debt	—	350,000
Payments of short-term debt	—	(550,000)
Proceeds from issuance of long-term debt	100,000	—
Payments of long-term debt	(42,734)	(22,585)
Contributions from noncontrolling interest owner	—	2,450
Distributions to noncontrolling interest owner	(44,304)	(34,930)
Payments of debt issuance costs	(769)	(7,802)
Dividends paid	(18,771)	(18,262)
Proceeds from exercises of stock options	—	5,024
Common stock repurchased	(1,747)	(6,769)
Value of shares withheld for taxes	(6,627)	(3,349)
Other	258	394
Net cash (used in) provided by financing activities	(275,846)	75,489
Effect of exchange rates on cash and cash equivalents	(192)	(711)
Increase (decrease) in cash and cash equivalents	302,786	(75,673)
Cash and cash equivalents at beginning of period	115,269	216,444
Cash and cash equivalents at end of period	$418,055	$140,771
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2023 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2022	$142	$378,740	$(2,313)	$15,090	$775,495	$250,052	$1,417,206
Net income					36,748	7,524	44,272
Other comprehensive income				1,198			1,198
Amounts reclassified from accumulated other comprehensive income				(438)			(438)
Distributions to noncontrolling interests						(24,950)	(24,950)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)		2,988	23				3,011
Purchase of treasury shares (232 shares)			(7,701)				(7,701)
Dividends declared ($0.18 per common share)					(6,057)		(6,057)
Restricted share award dividend equivalents							—
Balance at September 30, 2022	$142	$381,728	$(9,991)	$15,850	$806,186	$232,626	$1,426,541

Balance at June 30, 2023	$142	$380,376	$(10,270)	$25,482	$835,256	$207,496	$1,438,482
Net income					9,708	20,815	30,523
Other comprehensive income				6,060			6,060
Amounts reclassified from accumulated other comprehensive income				(2,963)			(2,963)
Distributions to noncontrolling interests						(19,960)	(19,960)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)		3,348	4				3,352
Dividends declared ($0.185 per common share)					(6,243)		(6,243)
Restricted share award dividend equivalents					(165)		(165)
Balance at September 30, 2023	$142	$383,724	$(10,266)	$28,579	$838,556	$208,351	$1,449,086
The Andersons, Inc. | Q3 2023 Form 10-Q | 5

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					122,056	29,827	151,883
Other comprehensive income				12,919			12,919
Amounts reclassified from Accumulated other comprehensive income				1,737			1,737
Cash received from noncontrolling interests, net						2,450	2,450
Distributions to noncontrolling interests						(34,930)	(34,930)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (51 shares)	2	13,079	(2,362)				10,719
Purchase of treasury shares (232 shares)			(7,701)				(7,701)
Dividends declared ($0.54 per common share)					(18,240)		(18,240)
Restricted share award dividend equivalents		54	335		(389)		—
Balance at September 30, 2022	$142	$381,728	$(9,991)	$15,850	$806,186	$232,626	$1,426,541

Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income					50,004	4,088	54,092
Other comprehensive income				16,133			16,133
Amounts reclassified from Accumulated other comprehensive income				(8,038)			(8,038)
Distributions to noncontrolling interests						(44,304)	(44,304)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (222 shares)		(2,146)	6,359				4,213
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.555 per common share)					(18,728)		(18,728)
Restricted share award dividend equivalents		622	165		(490)		297
Balance at September 30, 2023	$142	$383,724	$(10,266)	$28,579	$838,556	$208,351	$1,449,086
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2023 Form 10-Q | 6

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Consolidation

These Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). Controlled subsidiaries include majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. As discussed further in Note 15, ELEMENT, LLC ("ELEMENT"), a joint venture ethanol plant within the Renewables segment, was deconsolidated from the Company's Condensed Consolidated Financial Statements in the second quarter. The Andersons Marathon Holdings LLC ("TAMH") is the Company’s only remaining VIE. The portion of these entities that is not owned by the Company is presented as noncontrolling interests. All intercompany accounts and transactions are eliminated in consolidation.
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

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 has been included as the Company operates in several seasonal industries.
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

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Grain and other agricultural products (a)	$718,290	$1,326,531	$1,198,790
Energy inventories (a)	18,939	21,084	25,797
Ethanol and co-products (a)	94,375	156,341	117,310
Plant nutrients and cob products	153,688	227,769	214,529
Total inventories	$985,292	$1,731,725	$1,556,426
(a) Includes RMI of $708.2 million, $1,308.8 million and $1,167.0 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

The Andersons, Inc. | Q3 2023 Form 10-Q | 7

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Land	$30,872	$38,689	$38,508
Land improvements and leasehold improvements	79,829	92,084	93,026
Buildings and storage facilities	360,234	364,721	366,453
Machinery and equipment	916,552	980,159	956,471
Construction in progress	44,420	41,429	40,599
	1,431,907	1,517,082	1,495,057
Less: accumulated depreciation	751,719	754,353	729,118
Property, plant and equipment, net	$680,188	$762,729	$765,939

Depreciation expense on property, plant, and equipment used in continuing operations was $24.9 million and $27.3 million for three months ended September 30, 2023 and 2022, respectively. Additionally, depreciation expense on property, plant and equipment used in continuing operations was $75.5 million and $83.2 million for the nine months ended September 30, 2023 and 2022, respectively.

In the first quarter of 2023, the Company recorded a $87.2 million impairment charge related to ELEMENT. The plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. At the time of the impairment, the Company owned 51% of ELEMENT and was a consolidated entity, as such, 49% of the impairment charge was represented in Net income (loss) attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations.

4. Debt

On April 3, 2023, the Company entered into a $100 million 8-year term loan with approximately half of the proceeds used to repay current maturities of long-term debt. The remainder of the proceeds were used to pay down a portion of outstanding line of credit borrowings. Payment of principal and interest is made on a quarterly basis. The loan bears interest at variable rates.

On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Condensed Consolidated Financial Statements. As a result of the deconsolidation, the $62.8 million of non-recourse debt associated with ELEMENT was removed from Current maturities of long-term debt in the second quarter of 2023.

The total borrowing capacity of the Company's lines of credit at September 30, 2023, was $1,858.5 million, of which, the Company had a total of $1,841.4 million available for borrowing. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of September 30, 2023, December 31, 2022 and September 30, 2022, the estimated fair value of long-term debt, including the current portion, was $585.2 million, $595.7 million and $602.2 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Company is in compliance with all financial covenants as of September 30, 2023.

The Andersons, Inc. | Q3 2023 Form 10-Q | 8

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

The following table presents a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within Condensed Consolidated Balance Sheets in Commodity derivative assets (liabilities) - current or if long-term in nature, Other assets, net or Other long-term liabilities:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Cash collateral paid	$16,121	$64,530	$152,603
Fair value of derivatives	38,203	(10,014)	(42,578)
Net derivative asset position	$54,324	$54,516	$110,025

The Andersons, Inc. | Q3 2023 Form 10-Q | 9

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	September 30, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$301,990	$4,730	$12,733	$101	$319,554
Commodity derivative liabilities	(78,516)	(396)	(155,244)	(1,669)	(235,825)
Cash collateral paid	16,121	—	—	—	16,121
Balance sheet line item totals	$239,595	$4,334	$(142,511)	$(1,568)	$99,850

	December 31, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$325,762	$1,796	$18,426	$686	$346,670
Commodity derivative liabilities	(94,704)	(149)	(116,945)	(1,484)	(213,282)
Cash collateral paid	64,530	—	—	—	64,530
Balance sheet line item totals	$295,588	$1,647	$(98,519)	$(798)	$197,918

	September 30, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$529,456	$7,743	$24,143	$1,488	$562,830
Commodity derivative liabilities	(179,962)	(1,008)	(161,311)	(5,985)	(348,266)
Cash collateral paid	152,603	—	—	—	152,603
Balance sheet line item totals	$502,097	$6,735	$(137,168)	$(4,497)	$367,167

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$(26,918)	$(169,478)	$(49,659)	$94,708

The Andersons, Inc. | Q3 2023 Form 10-Q | 10

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	September 30, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	546,004	—	—
Soybeans	66,884	—	—
Wheat	114,195	—	—
Oats	24,712	—	—
Ethanol	—	217,092	—
Dried distillers grain	—	—	669
Soybean meal	—	—	686
Other	9,734	26,632	2,295
Subtotal	761,529	243,724	3,650
Exchange traded:
Corn	158,900	—	—
Soybeans	36,135	—	—
Wheat	106,068	—	—
Oats	1,865	—	—
Ethanol	—	121,002	—
Propane	—	108,990	—
Other	—	672	779
Subtotal	302,968	230,664	779
Total	1,064,497	474,388	4,429

	December 31, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	567,405	—	—
Soybeans	56,608	—	—
Wheat	102,716	—	—
Oats	24,710	—	—
Ethanol	—	178,935	—
Dried distillers grain	—	—	449
Soybean meal	—	—	570
Other	10,054	44,547	2,029
Subtotal	761,493	223,482	3,048
Exchange traded:
Corn	170,280	—	—
Soybeans	46,380	—	—
Wheat	111,567	—	—
Oats	365	—	—
Ethanol	—	94,206	—
Propane	—	47,208	—
Other	—	588	581
Subtotal	328,592	142,002	581
Total	1,090,085	365,484	3,629

The Andersons, Inc. | Q3 2023 Form 10-Q | 11

	September 30, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	628,346	—	—
Soybeans	120,182	—	—
Wheat	60,877	—	—
Oats	31,147	—	—
Ethanol	—	196,660	—
Dried distillers grain	—	—	391
Soybean meal	—	—	483
Other	9,449	30,747	3,448
Subtotal	850,001	227,407	4,322
Exchange traded:
Corn	206,705	—	—
Soybeans	68,520	—	—
Wheat	87,580	—	—
Oats	1,450	—	—
Ethanol	—	91,770	—
Propane	—	50,904	—
Other	145	1,638	632
Subtotal	364,400	144,312	632
Total	1,214,401	371,719	4,954

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

The Company had recorded the following amounts for the fair value of the other derivatives:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Derivatives not designated as hedging instruments
Foreign currency contracts included in Other current assets (liabilities)	$(1,714)	$(3,124)	$(5,685)
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$12,026	$8,759	$6,925
Interest rate contracts included in Other assets	29,952	22,641	25,669

The Andersons, Inc. | Q3 2023 Form 10-Q | 12

The recording of gains and losses on other derivatives and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Interest rate derivative gains included in Other comprehensive income	$7,981	$14,282	$10,571	$39,746
Interest rate derivative gains (losses) included in Interest expense, net	2,734	210	7,354	(2,420)

Outstanding interest rate derivatives, as of September 30, 2023, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2019	2025	$95.3	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$47.7	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$47.7	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2024	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2025	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%

6. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between ASC 606 and ASC 815 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues under ASC 606	$688,111	$635,445	$2,402,358	$2,269,314
Revenues under ASC 815	2,947,580	3,583,880	9,134,754	10,378,582
Total revenues	$3,635,691	$4,219,325	$11,537,112	$12,647,896

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

The Andersons, Inc. | Q3 2023 Form 10-Q | 13

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line:

	Three months ended September 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$27,651	$27,651
Primary nutrients	—	—	74,565	74,565
Products and co-products	114,962	399,643	—	514,605
Propane	29,572	—	—	29,572
Other	13,455	1,946	26,317	41,718
Total	$157,989	$401,589	$128,533	$688,111

	Three months ended September 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$44,957	$44,957
Primary nutrients	—	—	92,071	92,071
Products and co-products	88,201	323,676	—	411,877
Propane	47,867	—	—	47,867
Other	10,179	1,646	26,848	38,673
Total	$146,247	$325,322	$163,876	$635,445

	Nine months ended September 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$195,982	$195,982
Primary nutrients	—	—	454,416	454,416
Products and co-products	318,217	1,162,898	—	1,481,115
Propane	136,250	—	—	136,250
Other	40,828	6,098	87,669	134,595
Total	$495,295	$1,168,996	$738,067	$2,402,358

	Nine months ended September 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$242,582	$242,582
Primary nutrients	—	—	518,439	518,439
Products and co-products	297,267	885,595	—	1,182,862
Propane	203,459	—	—	203,459
Other	34,554	4,239	83,179	121,972
Total	$535,280	$889,834	$844,200	$2,269,314

Substantially all of the Company's revenues accounted for under ASC 606 during the periods presented in the preceding tables, are recorded at a point in time instead of over time.

The Andersons, Inc. | Q3 2023 Form 10-Q | 14

Contract balances

The balances of the Company’s contract liabilities were $28.6 million and $55.4 million as of September 30, 2023 and December 31, 2022, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season. As expected, the revenue recognized in the second and third quarters satisfied the contract liabilities throughout the spring application season for our Nutrient & Industrial segment.

7. Income Taxes

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Income before income taxes from continuing operations	$38,385	$34,719	$77,802	$163,479
Income tax provision from continuing operations	7,862	9,839	23,710	29,695
Effective tax rate from continuing operations	20.5%	28.3%	30.5%	18.2%

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

The difference between the 20.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended September 30, 2023 is primarily attributable to the tax impact of non-controlling interest offset by state and local income taxes, nondeductible compensation, and other discrete tax adjustments. The difference between the 30.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the nine months ended September 30, 2023 is primarily attributable to the tax impact of non-controlling interest, state and local income taxes, nondeductible compensation and other discrete tax adjustments. Other discrete tax items include a net income tax benefit of $10.6 million recorded on a net loss before taxes of $88.8 million related to the current year operations, impairment charge, and gain on deconsolidation associated with ELEMENT.

The difference between the 28.3% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended September 30, 2022 is due to the tax impact of non-controlling interest and state and local income taxes. The difference between the 18.2% effective tax rate and the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2022 is due to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

The Andersons, Inc. | Q3 2023 Form 10-Q | 15

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Currency Translation Adjustment
Beginning balance	$(4,767)	$50	$(8,203)	$5,631
Other comprehensive income (loss) before reclassifications	(2,600)	(9,828)	836	(15,409)
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(2,600)	(9,828)	836	(15,409)
Ending balance	$(7,367)	$(9,778)	$(7,367)	$(9,778)
Hedging Adjustment
Beginning balance	$25,485	$13,784	$23,546	$(5,335)
Other comprehensive income (loss) before reclassifications	10,715	14,492	17,924	37,325
Amounts reclassified from AOCI (a)	(2,735)	(210)	(7,354)	2,421
Tax effect	(2,007)	(3,563)	(2,658)	(9,908)
Other comprehensive income (loss), net of tax	5,973	10,719	7,912	29,838
Ending balance	$31,458	$24,503	$31,458	$24,503
Pension and Other Postretirement Adjustment
Beginning balance	$4,506	$998	$4,883	$640
Other comprehensive income (loss) before reclassifications	(129)	69	(158)	983
Amounts reclassified from AOCI (b)	(228)	(228)	(684)	(684)
Tax effect	81	28	189	(72)
Other comprehensive income (loss), net of tax	(276)	(131)	(653)	227
Ending balance	$4,230	$867	$4,230	$867
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$28,579	$15,850	$28,579	$15,850
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q3 2023 Form 10-Q | 16

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$30,523	$24,880	$54,092	$133,784
Net income attributable to noncontrolling interests (a)	20,815	7,524	4,088	29,827
Net income attributable to The Andersons, Inc. common shareholders from continuing operations	$9,708	$17,356	$50,004	$103,957

Income from discontinued operations, net of income taxes	$—	$19,392	$—	$18,099

Denominator:
Weighted average shares outstanding – basic	33,752	33,825	33,706	33,805
Effect of dilutive awards	518	582	560	664
Weighted average shares outstanding – diluted	34,270	34,407	34,266	34,469

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$0.29	$0.51	$1.48	$3.08
Discontinued operations	—	0.57	—	0.54
	$0.29	$1.08	$1.48	$3.62
Diluted earnings:
Continuing operations	$0.28	$0.50	$1.46	$3.02
Discontinued operations	—	0.56	—	0.53
	$0.28	$1.06	$1.46	$3.55
(a) All net income attributable to noncontrolling interests is within continuing operations of the Company.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	September 30, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$54,324	$45,526	$—	$99,850
Provisionally priced contracts (b)	(80,657)	(24,460)	—	(105,117)
Convertible preferred securities (c)	—	—	20,628	20,628
Other assets and liabilities (d)	2,331	41,978	—	44,309
Total	$(24,002)	$63,044	$20,628	$59,670

(in thousands)	December 31, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$54,516	$143,402	$—	$197,918
Provisionally priced contracts (b)	(20,960)	(115,377)	—	(136,337)
Convertible preferred securities (c)	—	—	16,278	16,278
Other assets and liabilities (d)	(209)	31,400	—	31,191
Total	$33,347	$59,425	$16,278	$109,050
The Andersons, Inc. | Q3 2023 Form 10-Q | 17

(in thousands)	September 30, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$110,025	$257,142	$—	$367,167
Provisionally priced contracts (b)	19,685	(41,188)	—	(21,503)
Convertible preferred securities (c)	—	—	16,946	16,946
Other assets and liabilities (d)	(3,037)	32,594	—	29,557
Total	$126,673	$248,548	$16,946	$392,167
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

The Andersons, Inc. | Q3 2023 Form 10-Q | 18

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2023	2022
Assets at January 1,	$16,278	$11,618
Purchases of additional investments	—	3,883
Gains included in Other income, net	802	404
Proceeds from investments	(1,670)	—
Assets at March 31,	$15,410	$15,905
Purchases of additional investments	235	772
Gains (losses) included in Other income, net	(221)	126
Assets at June 30,	$15,424	$16,803
Additional investments	1,107	—
Gains included in Other income, net	4,919	143
Reclassification to a receivable in Other assets, net	(822)	—
Assets at September 30,	$20,628	$16,946

The following tables summarize quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$20,628	$16,278	$16,946	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022	Valuation Method	Unobservable Input	Weighted Average
Grain Assets (a)	$—	$9,000	$—	Third party appraisal	Various	N/A
(a) The Company recognized impairment charges on a Nebraska grain asset. The fair value of the asset was determined using third-party appraisals. These measures are considered Level 3 inputs on a nonrecurring basis.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

The Andersons, Inc. | Q3 2023 Form 10-Q | 19

11. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholder of the Company's Renewables operations and certain equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Sales of products	$98,062	$102,565	$270,112	$291,820
Purchases of products	9,061	13,405	39,286	51,814

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Accounts receivable	$13,706	$12,272	$12,016
Accounts payable	4,697	7,070	4,226

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues from external customers
Trade	$2,639,059	$3,240,526	$8,213,649	$9,422,974
Renewables	868,099	814,923	2,585,396	2,380,721
Nutrient & Industrial	128,533	163,876	738,067	844,201
Total	$3,635,691	$4,219,325	$11,537,112	$12,647,896

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Income (loss) before income taxes from continuing operations
Trade	$8,073	$40,658	$52,427	$67,993
Renewables (a)	47,096	15,901	31,187	89,639
Nutrient & Industrial	(8,452)	(11,609)	23,675	37,445
Other	(8,332)	(10,231)	(29,487)	(31,598)
Total	$38,385	$34,719	$77,802	$163,479
(a) Includes income attributable to noncontrolling interests of $20.8 million and $7.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $29.8 million for the nine months ended September 30, 2023 and 2022, respectively.

The Andersons, Inc. | Q3 2023 Form 10-Q | 20

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

The estimated losses for outstanding claims that are considered reasonably possible are not material.

14. Other Income

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Gain on deconsolidation of joint venture	$—	$—	$6,544	$—
Property insurance recoveries	—	—	3,183	3,106
Interest income	3,296	544	6,471	1,837
Patronage income	951	29	3,046	2,428
Gain on sale of assets and businesses	6,515	—	5,836	3,979
Biofuel Producer Program funds	2,190	—	2,190	17,643
Equity earnings (losses) in affiliates	(1,375)	681	(1,606)	(5,597)
Gain on investments	4,798	91	5,144	91
Other	(1,197)	130	4,815	(1,302)
Total	$15,178	$1,475	$35,623	$22,185

Individually significant items included in the table above are:

Gain on deconsolidation of joint venture - On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Condensed Consolidated Financial Statements. As a result of these activities, the Company recognized a gain on deconsolidation. See footnote 15 for additional information.

Property insurance recoveries - In 2023, property insurance recoveries consisted of proceeds of $1.5 million relating to a conveyor collapse at a Louisiana grain asset in the prior year and proceeds of $1.0 million relating to a fire at a Michigan grain asset in the prior year, the remaining proceeds consists of several individually insignificant amounts in the ordinary course of business. In 2022, property insurance recoveries consisted of approximately $3.0 million relating to a prior period incident at the Company’s port facility in Texas. The remaining proceeds consists of individually insignificant amounts in the ordinary course of business.

The Andersons, Inc. | Q3 2023 Form 10-Q | 21

Interest income - In 2023, the Company earned $5.0 million in interest income on cash and cash equivalents with an additional $1.5 million earned from an inventory financing program, the remaining interest income consists of several individually insignificant amounts in the ordinary course of business. In 2022, an inventory financing program earned $1.1 million, the remaining interest income consisted of individually insignificant amounts in the ordinary course of business.

Patronage income - As a part of the Company’s normal operations it relies heavily on short-term lines of credit in order to support working capital needs in addition to long-term debt presented on the balance sheet. As part of these programs the Company receives patronage income from its lenders.

Gain on sale of assets and businesses - In 2023, the vast majority of the gain was from the sale of a Nebraska grain facility of $5.6 million, with the remaining amounts consisting of several individually insignificant amounts in the ordinary course of business. In 2022, the gain on the sale of assets and businesses consisted of the Company’s remaining frac sand facilities in Oklahoma and Minnesota, of $4.0 million.

Biofuel Producer Program funds - The USDA as a part of the Biofuel Producer Program, created under the CARES Act, provided funding to support biofuel producers who faced unexpected market losses due to the COVID-19 pandemic. In 2023, the Company received proceeds of $2.2 million under this program, of which, $1.7 million was attributable to TAMH. In 2022, TAMH and ELEMENT received proceeds of $13.3 million and $4.3 million, respectively. Of these proceeds $8.7 million was attributable to the noncontrolling interest.

Equity earnings (losses) in affiliates - In 2023 and 2022, the Company recorded an impairment charge on equity method investments for $1.0 million and $4.5 million, respectively. The remaining activity consists of routine earnings and losses in equity method investments through the ordinary course of business.

Gain on investments - In 2023, the gain on investments consisted of a $4.8 million revaluation gain of an investment within the Company's corporate venture fund. The remaining gains consists of individually insignificant activity in the ordinary course of business.

15. ELEMENT

ELEMENT was structured as a limited liability company established for the primary purpose of producing ethanol and additional co-products such as distiller’s dried grain and corn oil. The facility located in Colwich, Kansas, was designed to produce 70 million gallons of ethanol per year and began operations in August 2019.

The Company holds 51% of the membership units and ICM Holdings, Inc. (“ICM”) owns the remaining 49% of the membership units. The Company acted as the manager of the facility, responsibilities which were assumed per the Management Services Agreement dated January 1, 2021. ELEMENT was concluded to be a variable interest entity (“VIE”) and consolidated within the Company’s Consolidated Financial Statements.

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

As of September 30, 2023, ELEMENT has continued to incur losses and there have been no payments on the outstanding receivables or loan mentioned previously. No equity method losses related to ELEMENT have been recorded since deconsolidation as the investment is in a negative position as of September 30, 2023.

The Andersons, Inc. | Q3 2023 Form 10-Q | 22

16. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2023 are as follows:

(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Balance at December 31, 2022	$119,867	$8,789	$686	$129,342
Divestitures (a)	(800)	—	—	(800)
Balance at September 30, 2023	$119,067	$8,789	$686	$128,542
(a) Removal of allocated goodwill due to the sale of a Nebraska grain facility.
The Andersons, Inc. | Q3 2023 Form 10-Q | 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects of economic, weather and agricultural conditions, regulatory conditions, competition globally and in the markets the Company serves, geopolitical risk, fluctuations in cost and availability of commodities, the effectiveness of the Company's internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2022 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2022 Form 10-K, have not materially changed through the third quarter of 2023.

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

Trade

The Trade segment’s third quarter operating results, although significantly lower than the prior year, nonetheless reflect solid underlying merchandising and grain asset fundamentals with aggregate results for most of the Trade product lines comparable to the strong third quarter of 2022. The asset-based business benefited from another solid Louisiana harvest and good space income after a large soft wheat harvest. Underlying merchandising fundamentals were also solid during the quarter but were negatively impacted by a currency loss in Egypt. While the company typically transacts in U.S. dollars, given the unusual currency liquidity challenges being experienced by customers in Egypt, the Company accepted a lower exchange rate for product that had been delivered and related receivables were revalued. In the premium ingredient businesses, volumes increased because of recent growth investments and acquisitions.

The majority of the Trade business remains focused on domestic grain flows and is less impacted by slowdowns in U.S. exports. With the large and ongoing U.S. harvest, our assets are well-positioned to accumulate, condition and store large quantities of grain. In this harvest, we expect drying income due to receipts of higher moisture corn. We are also receiving increased storage rates including variable storage rates in wheat. With increased domestic supply, the merchandising focus will continue to be on serving customers and opportunistic arbitrage.

The Andersons, Inc. | Q3 2023 Form 10-Q | 24

Agricultural inventories on hand were 91.4 million and 103.1 million bushels at September 30, 2023 and September 30, 2022, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 169 million bushels at September 30, 2023, which slightly lower than the 185 million bushels of capacity in the prior year after the divestiture of certain grain assets in the current year.

Renewables

The Renewables segment's third quarter operating results were significantly higher than the prior year with the continued rally in ethanol crush margins, co-product values and lower operating costs from the prior year. Results from the merchandising businesses, including renewable diesel feedstocks, exceeded third quarter 2022 results by nearly $5 million. Three of the Company's four ethanol plants completed their semi-annual maintenance shutdowns in the third quarter and the fourth plant was completed shortly thereafter. Board crush values remain historically high into the fourth quarter. Corn harvest in the eastern corn belt ethanol production draw areas is somewhat delayed but not expected to impact ethanol operations.

Ethanol and related co-products volumes were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Ethanol (gallons shipped)	190,368	184,845	575,567	576,392
E-85 (gallons shipped)	11,786	11,624	30,867	28,938
Vegetable oils (pounds shipped) (a)	343,619	207,509	908,976	556,073
DDG (tons shipped) (b)	497	386	1,534	1,336
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) DDG tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's third quarter operating results improved from the prior year. During this seasonally slow period, the segment experienced an increase in margins that were partially offset by the decrease in volumes of 6% from the prior year. A specialty liquid plant was adversely impacted by a rail line outage which was the main contributing factor of the volume shortfall when compared to the prior year. Gross profit improved by $4 million and reflects these higher margins partially offset by the volume decrease from the same period of the prior year.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 457 thousand tons for dry nutrients and approximately 512 thousand tons for liquid nutrients at September 30, 2023, which is similar to the prior year.

Tons of product sold were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Ag Supply Chain	209	195	1,053	904
Specialty Liquids	59	84	282	322
Engineered Granules	25	33	134	153
Total tons	293	312	1,469	1,379

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium. Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes. Engineered Granules include a variety of corncob-based products and facilities that primarily manufacture granulated dry products for use in specialty turf and agricultural applications. Prior year volumes have been reclassified for the three and nine months ended September 30, 2022, to conform with current year presentation as the product mix in certain facilities has evolved.

The Andersons, Inc. | Q3 2023 Form 10-Q | 25

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.
The Andersons, Inc. | Q3 2023 Form 10-Q | 26

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended September 30, 2023, with the three months ended September 30, 2022, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$2,639,059	$868,099	$128,533	$—	$3,635,691
Cost of sales and merchandising revenues	2,553,062	815,054	109,874	—	3,477,990
Gross profit	85,997	53,045	18,659	—	157,701
Operating, administrative and general expenses	79,247	8,332	26,233	12,494	126,306
Interest expense (income), net	6,515	963	1,484	(774)	8,188
Other income, net	7,838	3,346	606	3,388	15,178
Income (loss) before income taxes from continuing operations	$8,073	$47,096	$(8,452)	$(8,332)	$38,385
Income before income taxes attributable to the noncontrolling interests	—	20,815	—	—	20,815
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$8,073	$26,281	$(8,452)	$(8,332)	$17,570

	Three months ended September 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$3,240,526	$814,923	$163,876	$—	$4,219,325
Cost of sales and merchandising revenues	3,116,158	790,246	149,156	—	4,055,560
Gross profit	124,368	24,677	14,720	—	163,765
Operating, administrative and general expenses	73,347	7,053	25,427	9,712	115,539
Interest expense (income), net	10,782	2,555	1,920	(275)	14,982
Other income (expense), net	419	832	1,018	(794)	1,475
Income (loss) before income taxes from continuing operations	$40,658	$15,901	$(11,609)	$(10,231)	$34,719
Income before income taxes attributable to the noncontrolling interests	—	7,524	—	—	7,524
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$40,658	$8,377	$(11,609)	$(10,231)	$27,195

The Company uses Income (loss) before income taxes attributable to the Company from continuing operations, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. Management believes that Income (loss) before income taxes attributable to the Company from continuing operations is a useful measure of the Company’s performance as it provides investors additional information about the Company's operations, allowing evaluation of underlying business performance and period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes from continuing operations, the most directly comparable measure reported under GAAP.

The Andersons, Inc. | Q3 2023 Form 10-Q | 27

Trade

Operating results for the Trade segment decreased by $32.6 million from the same period of the prior year. Sales and merchandising revenues decreased by $601.5 million and cost of sales and merchandising revenues decreased by $563.1 million that resulted in decreased gross profit of $38.4 million. The vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues is attributable to sharp commodity price decreases from the prior year as the war in Ukraine created uncertainty around global supply which drove commodity prices higher in 2022. The main driver of the decrease in gross profit was from the international merchandising business in the Middle East and North Africa as results came in $31.6 million lower than the prior year from fewer merchandising opportunities and a currency loss, both related to the currency liquidity issues in Egypt. While the Company's practice is to transact in U.S. dollars, given the unusual currency liquidity issues facing our customers in Egypt, the Company accepted a lower exchange rate for product that had been delivered, which resulted in $19.2 million of foreign currency losses during the quarter.

Operating, administrative and general expenses increased by $5.9 million. The increase from the prior year is related to an additional $4.4 million of costs from new merchandising locations and $3.3 million of incremental insurance expenses, partially offset by lower incentive compensation.

Interest expense decreased by $4.3 million due to reduced short-term borrowings from lower commodity prices in addition to the business managing working capital usage in the higher interest rate environment in 2023.

Other income, net increased by $7.4 million from the same quarter of 2022. This increase was a result of a $5.6 million gain on the sale of a Nebraska grain asset in combination with $2.2 million of additional interest income related to increased cash on hand in the current year.

Renewables

Operating results for the Renewables segment increased by $17.9 million from the same period last year. Sales and merchandising revenues increased by $53.2 million and cost of sales and merchandising revenues increased by $24.8 million compared to prior year results. As a result, gross profit increased by $28.4 million compared to 2022 results. The increase in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to increased third-party trading volumes mainly in renewable diesel feedstocks as the merchandising businesses continue to grow along with increased production from the TAMH plants. Partially offsetting the increase in both sales and merchandising revenues and cost of sales and merchandising revenues was the ELEMENT deconsolidation in the second quarter, as the current year has no activity and the prior year included approximately $60 million in each caption. The increase to gross profit in the current period results reflect a $22.7 million margin improvement at the ethanol plants, primarily from improved ethanol margins and decreased natural gas prices along with a $6.3 million improvement in the Company's ethanol and co-product merchandising businesses.

Operating, administrative and general expenses increased by $1.3 million from the prior year, of which, the majority was due to higher professional services fees.

Interest expense decreased by $1.6 million from the prior year due to lower working capital levels as a result of the ELEMENT deconsolidation.

Other income, net increased from the prior year by $2.5 million primarily due to $2.2 million in USDA Biofuel Producer Program proceeds received in the third quarter of 2023.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment increased by $3.2 million compared to the same period in the prior year. Sales and merchandising revenues decreased by $35.3 million and cost of sales and merchandising revenues decreased by $39.3 million resulting in an $3.9 million increase in gross profit. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues was due to fertilizer prices decreasing approximately 40% from the prior year as volumes decreased modestly from same period of prior year. The increase in gross profit was mainly driven by a $4.6 million increase in margins, primarily on core agriculture products, offset by the small decrease in volumes.

The Andersons, Inc. | Q3 2023 Form 10-Q | 28

Other

Results for the quarter improved by $1.9 million compared to the same period in the prior year. The improvement in results was primarily driven by a $4.8 million revaluation gain of a cost method investment which was partially offset by higher benefits claims in the current year.

Income Taxes

For the three months ended September 30, 2023, the Company recorded income tax expense from continuing operations of $7.9 million. The Company's effective tax rate was 20.5% on income before taxes from continuing operations of $38.4 million. The difference between the 20.5% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest offset by state and local income taxes, nondeductible compensation and other discrete tax adjustments.

For the three months ended September 30, 2022, the Company recorded income tax expense from continuing operations of $9.8 million. The Company's effective tax rate was 28.3% on income from continuing operations of $34.7 million. The difference between the effective tax rate of 28.3% and the U.S. federal statutory tax rate of 21.0% is due to the tax impact of non-controlling interest and state and local taxes.
The Andersons, Inc. | Q3 2023 Form 10-Q | 29

Comparison of the nine months ended September 30, 2023, with the nine months ended September 30, 2022, including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$8,213,649	$2,585,396	$738,067	$—	$11,537,112
Cost of sales and merchandising revenues	7,929,763	2,448,256	631,444	—	11,009,463
Gross profit	283,886	137,140	106,623	—	527,649
Operating, administrative and general expenses	220,373	24,804	79,251	35,120	359,548
Asset impairment	—	87,156	—	—	87,156
Interest expense (income), net	29,235	5,648	5,649	(1,766)	38,766
Other income, net	18,149	11,655	1,952	3,867	35,623
Income (loss) before income taxes from continuing operations	$52,427	$31,187	$23,675	$(29,487)	$77,802
Income before income taxes attributable to the noncontrolling interests	—	4,088	—	—	4,088
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$52,427	$27,099	$23,675	$(29,487)	$73,714

	Nine months ended September 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$9,422,974	$2,380,721	$844,201	$—	$12,647,896
Cost of sales and merchandising revenues	9,128,993	2,280,965	723,797	—	12,133,755
Gross profit	293,981	99,756	120,404	—	514,141
Operating, administrative and general expenses	195,867	23,533	80,343	30,342	330,085
Interest expense (income), net	32,269	6,334	5,304	(1,145)	42,762
Other income (expense), net	2,148	19,750	2,688	(2,401)	22,185
Income (loss) before income taxes from continuing operations	$67,993	$89,639	$37,445	$(31,598)	$163,479
Income before income taxes attributable to the noncontrolling interests	—	29,827	—	—	29,827
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$67,993	$59,812	$37,445	$(31,598)	$133,652

The Company uses Income (loss) before income taxes attributable to the Company from continuing operations, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. Management believes that Income (loss) before income taxes attributable to the Company from continuing operations is a useful measure of the Company’s performance as it provides investors additional information about the Company's operations, allowing evaluation of underlying business performance and period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes from continuing operations, the most directly comparable amounts reported under GAAP.

The Andersons, Inc. | Q3 2023 Form 10-Q | 30

Trade

Operating results for the Trade segment decreased by $15.6 million from the prior year. Sales and merchandising revenues decreased by $1,209.3 million and cost of sales and merchandising revenues decreased by $1,199.2 million for a decreased gross profit impact of $10.1 million. The vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues is attributable to sharp commodity price decreases from the prior year as the war in Ukraine created uncertainty around global supply which drove commodity prices higher in 2022. The main cause of the $10.1 million decrease in gross profit was the merchandising business which is $16.6 million behind the same period of the prior year, with $35.8 million of the decline in the international merchandising business. This decrease is driven from less merchandising opportunities and the currency loss in the third quarter discussed above, both related to currency liquidity issues in Egypt. The asset-based business partially offset the gross profit shortfall in the segment by approximately $9.3 million as it recorded $16.1 million worth of inventory insurance recoveries, which were partially offset by lower elevation margins when compared to very strong prior year.

Operating, administrative and general expenses increased by $24.5 million from the same period of prior year. The main drivers of the increase include an additional $9.0 million of expense from new merchandising locations, $6.8 million in insurable clean-up costs in the current quarter related to a fire at a Michigan grain asset, $5.3 million of increased insurance expenses and $2.5 million in additional bad debt expense.

Interest expense decreased by $3.0 million due to reduced short-term borrowings from lower commodity prices in addition to the business managing working capital usage in the higher interest rate environment in 2023.

Other income, net increased by $16.0 million from the same period of 2022. The increase was due to favorable changes in foreign currency of $8.1 million, improved results from equity method investments of approximately $4.0 million and an additional $2.2 million of interest income in the current year.

Renewables

Operating results for Renewables decreased by $32.7 million from the same period of prior year. Sales and merchandising revenues increased by $204.7 million and cost of sales and merchandising revenues increased by $167.3 million compared to prior year. As a result, gross profit increased by $37.4 million to the prior year. The increase in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to increased third-party trading volumes mainly in renewable diesel feedstocks as the merchandising businesses continue to grow. This increase was partially offset from the tapering down of operations at the ELEMENT facility and the ultimate deconsolidation of the entity that occurred in April of 2023 resulting in a reduction of both sales and merchandising revenues and cost of sales and merchandising revenues from the prior period of approximately $120 million. The gross profit associated with the ethanol plants was $46.6 million higher than the prior year from improved ethanol crush margins, lower energy costs and increased co-product values and volumes. This improvement at the plant level was partially offset by $7.1 million less unrealized mark-to-market gains when compared to the prior year.

An asset impairment charge of $87.2 million related to the ELEMENT joint venture in Colwich, Kansas was recorded in the current year. As ELEMENT was a consolidated subsidiary of the Company at the time, the entire impairment charge is represented in Asset impairment.

Interest expense decreased by $0.7 million from the prior year due to lower working capital levels as a result of the ELEMENT deconsolidation.

Other income, net decreased from the prior year by $8.1 million due to $17.6 million in proceeds received in the prior year as a part of the USDA Biofuel Producer Program that was enacted as a part of the CARES Act. In 2023, the Company recorded a $6.5 million gain on the deconsolidation of the ELEMENT joint venture and received an additional $2.2 million from the USDA Biofuel Producer Program.
The Andersons, Inc. | Q3 2023 Form 10-Q | 31

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment decreased by $13.8 million when compared to the same period of prior year. Sales and merchandising revenues decreased $106.1 million and cost of sales and merchandising revenues decreased by $92.4 million resulting in decreased gross profit of $13.8 million. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues was mainly due to the reset of record high fertilizer prices in the same period of 2022 that were a result of tight supply market exaggerated by the war in Ukraine. Fertilizer prices decreased approximately 43% from the prior year which were partially offset by an increase in tons sold of 6% when compared to the first nine months of the prior year. Gross profit decreased from the prior year by approximately $17.9 million from lower margins, partially offset by an increase of $4.2 million related to higher volumes in 2023.

Other

Other expenses decreased from the prior period by $2.1 million from a $4.8 million revaluation gain of a cost method investment that was partially offset by higher benefit claims in the current year.

Income Taxes

For the nine months ended September 30, 2023, the Company recorded an income tax expense from continuing operations of $23.7 million. The Company's effective tax rate was 30.5% on income before taxes from continuing operations of $77.8 million. The difference between the 30.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest, state and local income taxes, nondeductible compensation and other discrete tax adjustments. Other discrete tax items include a net income tax benefit of $10.6 million, recorded on a net loss before taxes of $88.8 million related to the current year operations, impairment charge, and gain on deconsolidation associated with ELEMENT.

For the nine months ended September 30, 2022, the Company recorded income tax expense from continuing operations of $29.7 million. The Company’s effective tax rate was 18.2% on income before income taxes from continuing operations of $163.5 million. The difference between the 18.2% effective tax rate and the U.S. federal statutory rate of 21.0% is due to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

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
The Andersons, Inc. | Q3 2023 Form 10-Q | 32

Liquidity and Capital Resources

Working Capital
At September 30, 2023, the Company had working capital from continuing operations of $1,119.5 million, an increase of $174.7 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	September 30, 2023	September 30, 2022	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$418,055	$140,771	$277,284
Accounts receivable, net	816,686	990,531	(173,845)
Inventories	985,292	1,556,426	(571,134)
Commodity derivative assets – current	239,595	502,097	(262,502)
Other current assets	67,471	75,402	(7,931)
Total current assets from continuing operations	$2,527,099	$3,265,227	$(738,128)
Current Liabilities from Continuing Operations:
Short-term debt	14,138	652,947	(638,809)
Trade and other payables	822,153	930,027	(107,874)
Customer prepayments and deferred revenue	211,867	258,828	(46,961)
Commodity derivative liabilities – current	142,511	137,168	5,343
Current maturities of long-term debt	27,535	112,029	(84,494)
Accrued expenses and other current liabilities	189,430	229,508	(40,078)
Total current liabilities from continuing operations	$1,407,634	$2,320,507	$(912,873)
Working Capital from Continuing Operations	$1,119,465	$944,720	$174,745

Current assets from continuing operations as of September 30, 2023 decreased $738.1 million in comparison to those as of September 30, 2022. This decrease was primarily related to the reduction of inventories and current commodity derivative assets which was partially offset by a sharp increase in cash. The decreases in inventories and derivatives can largely be attributed to the stabilization of agricultural commodity prices in the current year in comparison to the significant increases in the prices of agricultural commodities, including fertilizer, in the same period of the prior year. The decreases in inventory and derivatives also had a direct impact on cash as the Company was not deploying the cash to hold working capital as it had done in the previous year.

Current liabilities from continuing operations decreased $912.9 million from the prior year mainly due to the decreased utilization of the Company's short-term revolving credit line. The decreased use of the short-term revolving credit line is a result of the stabilization of commodity prices in the year compared to the severe increase in commodity prices in the same period of the prior year, as well as a strategic focus on managing the use of short-term debt to fund working capital in light of the rising interest rate environment.

The Andersons, Inc. | Q3 2023 Form 10-Q | 33

Sources and Uses of Cash

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$696,087	$(153,370)
Net cash (used in) provided by investing activities	(117,263)	2,919
Net cash (used in) provided by financing activities	(275,846)	75,489

Operating Activities
Operating activities provided cash of $696.1 million and used cash of $153.4 million in the first nine months of 2023 and 2022, respectively. The increase in cash provided was primarily due to the decreased working capital needs driven by significant decreases in agricultural commodity prices and bushels on hand when compared to the same period in the prior year. When removing the significant changes in operating assets and liabilities and $12.1 million of unrealized currency losses in Egypt, cash from operations was consistent with the same period of the prior year.

Investing Activities
Investing activities used cash of $117.3 million through the first nine months of 2023 compared to providing cash of $2.9 million in the prior period. The increase in spending from the prior year was due to increased purchases of property, plant and equipment of approximately $36.5 million from increased investments across all segments in addition to $24.3 million cash used in a business acquisition. The prior year also included approximately $62.7 million of additional net proceeds from the Company's exit of the Rail business.
We expect to invest approximately $125 million to $150 million in property, plant and equipment in 2023, with spending split evenly between growth projects and maintenance.

Financing Activities
Financing activities used cash of $275.8 million and provided cash of $75.5 million for the nine months ended September 30, 2023 and 2022, respectively. This increase in cash used from the prior year was due to repayments made in the current year driven by the significant increase in agricultural commodity prices in the prior period and the related need for short-term borrowings. As agricultural commodity prices have decreased in the current year and the Company is operating in a more stable pricing environment, more repayments and less borrowings occurred on the Company's short-term credit facilities.

The Company paid $18.8 million in dividends in the first nine months of 2023 compared to $18.3 million paid in the prior period. The Company paid dividends of $0.185 and $0.18 per common share in January, April, and July of 2023 and 2022, respectively. On August 17, 2023, the Company declared a cash dividend of $0.185 per common share payable on October 20, 2023, to shareholders of record on October 2, 2023.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,858.5 million in borrowing capacity. As of September 30, 2023, the Company had $1,841.4 million available for borrowing.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of September 30, 2023. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities.

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

At September 30, 2023, the Company had standby letters of credit outstanding of $3.3 million.

The Andersons, Inc. | Q3 2023 Form 10-Q | 34

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q3 2023 Form 10-Q | 35

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2023	234	$46.15	—	$85,532,211
August 2023	—	—	—	85,532,211
September 2023	—	—	—	85,532,211
Total	234	$46.15	—	$85,532,211
(a) During the three months ended September 30, 2023, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of September 30, 2023, $14.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

The Andersons, Inc. | Q3 2023 Form 10-Q | 36

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

The Andersons, Inc. | Q3 2023 Form 10-Q | 37

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: November 8, 2023	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: November 8, 2023	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q3 2023 Form 10-Q | 38