Form 10-K
period 2023-12-31
Andersons, Inc.
filed 2024-02-21
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $1,467.8 million as of June 30, 2023, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market. The registrant had 33,832,276 common shares outstanding, no par value, at February 9, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2024, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year to which this report relates.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company is a significant player in the North American agricultural supply chain and conducts its business in the trade, renewables, and nutrient & industrial sectors.

Segment Descriptions

The Company's operations are classified into three reportable business segments: Trade, Renewables, and Nutrient & Industrial. Each of these segments is organized based upon the nature of products and services offered and aligns with the management structure. See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

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

Trade also operates grain elevators across the United States and Canada where income is earned on commodities bought and sold through the elevator, commodities that are purchased and conditioned for resale, and commodities that are held in inventory until a future period, earning an elevation margin. Elevation margins consist of appreciation in the basis value of commodities held, which represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between different futures exchange contract months (“spread”); and commodities stored for others upon which storage fees are earned. The segment's asset-based grain handling business is seasonal in nature in that the largest portion of the principal grains are harvested and delivered from the farm and commercial elevators typically in July for wheat and September through November for corn and soybeans; however, depending on market conditions a significant portion of the principal grains may also be bought, sold and handled throughout the year.

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

Renewables

The Renewables segment produces, purchases and sells ethanol and co-products, offers facility operations, and provides risk management and marketing services to the ethanol plants it invests and operates in. The segment demonstrates an expertise in ethanol plant management, logistics and commercialization of ethanol and co-products with a focus on leading the industry in margins per bushel. The business leverages partnerships, which are discussed in further detail below, to expand market knowledge and shared technology across its plants. The segment also operates a merchandising and trade portfolio of ethanol, ethanol co-products and other biofuels, such as renewable feedstocks.

The Andersons, Inc. | 2023 Form 10-K | 1

The Company owns a 50.1% interest in The Andersons Marathon Holdings LLC ("TAMH") and Marathon Petroleum Corporation ("Marathon") owns the remaining 49.9% interest. TAMH is comprised of four ethanol plants located in Iowa, Indiana, Michigan, and Ohio. These plants have a combined nameplate capacity of 405 million gallons but have a history of outperforming the nameplate capacity. The Company operates these facilities under a management contract, provides corn origination, ethanol marketing, and risk management services. The Company fully consolidates TAMH's results in the Company's Consolidated Financial Statements.

During the year ended December 31, 2023, the Company also owned 51% of ELEMENT, LLC ("ELEMENT") and ICM, Inc. ("ICM") owned the remaining 49% interest. ELEMENT is comprised of a 70 million-gallon-per-year bio-refinery in Kansas. The Company had acted as the manager of the facility, responsibilities which were assumed per the Management Services Agreement dated January 1, 2021, and ELEMENT was concluded to be a variable interest entity ("VIE") and had been consolidated within the Company's Consolidated Financial Statements. On April 18, 2023, ELEMENT was placed into receivership and a receiver was appointed, which took possession and control of the rights and interests of ELEMENT. With this appointment, while retaining its investment in ELEMENT, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment. Substantially all of the ELEMENT's assets were sold on January 31, 2024, see Note 19 of the Consolidated Financial Statements for more information.

Nutrient & Industrial

The Nutrient & Industrial segment (formerly the Plant Nutrient Segment) is a manufacturer, distributor and retailer of agricultural and related plant nutrients, liquid industrial products, corncob-based products, pelleted lime and gypsum products, and various turf fertilizer, pesticide and herbicide products.

In its Nutrient & Industrial business, the Company competes with regional and local cooperatives, wholesalers and retailers, predominantly publicly owned manufacturers and privately-owned retailers, wholesalers and importers. Some of these competitors are also suppliers. Competition in the nutrient business is based largely on depth of product offering, price, location and service. Sales of agricultural nutrients and turf related products are heaviest in the spring and fall.

The segment is organized into the three divisions listed below:

Ag Supply Chain - The Ag Supply Chain division provides wholesale nutrients and farm services focused primarily in the Eastern Grain belt. The wholesale nutrients business formulates, stores and distributes dry and liquid agricultural nutrients, pelleted lime, gypsum and soil amendments. The major nutrient products are typically bought and sold as commodities. The farm centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers.

Engineered Granules - The Engineered Granules division manufactures and distributes proprietary professional lawn care products that are primarily sold into the golf course and professional turf care markets, serving both U.S. and international customers. The Company also performs contract manufacturing services to formulated and packaged fertilizer and weed and pest control products to various markets. It also manufactures value add soil amendments sold into agricultural and turf markets. Additionally, corncob-based products are manufactured for a variety of uses including laboratory animal bedding and private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. The principal sources for corncobs are seed corn producers. The products are distributed throughout the U.S. and international markets.

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

The Andersons, Inc. | 2023 Form 10-K | 2

Human Capital Resources and Management

As of December 31, 2023, the Company had a total of 2,334 employees across its Trade, Renewables and Nutrient & Industrial segments and Corporate Services function. This total was comprised of 982 salary, 1,277 hourly and 75 seasonal employees who conducted work at 122 locations across the United States, Canada, United Kingdom, Switzerland, Mexico, Romania and Singapore. Sixty-seven of the Company’s locations included less than 10 employees.

•Recruiting: The Company aims to attract the best talent to sustain our ongoing success and this is a key aspect of succession planning across the Company. Talent acquisition efforts target both internal and external candidates. The Company advertises opportunities on large online job boards, state job boards and various targeted diversity job boards, as well as geographically specific media channels. It also engages in campus recruiting efforts for entry level professional talent, internships and professional development programs. The Company strives to find candidates within its geographic footprint to generate a diverse talent pool. It believes that a diverse workforce with a range of experiences and perspectives is a significant driver of sustainable innovation and growth.
•Focus on Safety: Maintaining a high standard of employee safety is paramount to the Company’s core values. Systems and technology have been implemented to support the Company’s safety culture, maintain a safe working environment and foster personal accountability. As a part of our employee onboarding process, employees are required to complete core safety courses. A yearly training calendar is followed to ensure timely completion of annual safety training. The Company's safety program stays current on real-time concerns using anonymous employee surveys to confirm the effectiveness of the program. The program also focuses on identifying and focusing on high-risk work that has the potential of causing serious injury or fatality.
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
•Talent Development: The Company values our investment in growing and retaining highly skilled talent. The Company aims to provide all of its employees with regular feedback to support their growth and development. It offers several resources to help employees expand their business knowledge and leadership skills, including merchandising and finance development programs. It hosts a Foundations of Leadership training course to newly appointed supervisors. It also offers a learning management system which houses numerous online courses, videos, audiobooks and podcasts that are available to all employees on demand and provides for thousands of continuing education credits for various professional certifications. Additionally, several in-person trainings are led by internal staff.
•Health and Wellness: The Company partners with a wellness vendor to offer a comprehensive healthy lifestyles program to employees and their spouses. The program uses rewards and incentives to encourage participants to take the necessary steps to manage their health and wellness goals. The program offers a prediabetes program, personal e-coaching with a licensed health professional and financial wellness webinars.
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

The Andersons, Inc. | 2023 Form 10-K | 3

Government Regulation

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state, foreign and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2023. In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters.

Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”). The production levels, markets and prices of the grains that the Company merchandises are affected by United States government programs, which include acreage control and price support programs of the USDA. The U.S. Food and Drug Administration (“FDA”) has developed bioterrorism prevention regulations for food facilities, which require that the Company registers its grain operations with the FDA, provide prior notice of any imports of food or other agricultural commodities coming into the United States and maintain records to be made available upon request that identifies the immediate previous sources and immediate subsequent recipients of its grain commodities. Failure to comply with the laws and regulations of the FDA or similar state agencies could prevent us from selling certain of our products or subject us to liability.

In regard to our investments in ethanol production facilities, we follow standards implemented by the Renewable Fuel Standard ("RFS") and Environmental Protection Agency ("EPA"). We obtain and maintain various environmental permits to operate our plants and other facilities. Legislation and regulatory rule making at the federal, state, and international level can impact us. Based on the standards, much of the blending is done to meet the RFS standard by adding 10% ethanol. Blending fuel-grade ethanol into gasoline is one means of reducing carbon intensity of transportation fuels.

We employ maintenance and operations personnel at each of our plants. In addition to the attention we place on the health and safety of our employees, the operations of our facilities are regulated by the Occupational Safety and Health Administration (“OSHA”).

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at https://investors.andersonsinc.com/SEC-filings when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.andersonsinc.com, and its investor relations website, https://investors.andersonsinc.com/home. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s website references above are intended to be inactive textual references only.

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

The Andersons, Inc. | 2023 Form 10-K | 4

Risks Related to our Business and Industry

Our business is affected by the supply and demand of commodities and is sensitive to factors outside of our control. Adverse price movements could negatively affect our profitability and results of operations.

Our Trade, Renewables and Nutrient & Industrial businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the commodity business in rapidly rising markets. In our Nutrient & Industrial business, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.

Corn - The principal raw material used to produce ethanol and co-products is corn. As a result, an increase in the price of corn in the absence of a corresponding increase in petroleum-based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the Renewables segment. At certain levels, the relationship between corn and petroleum-based fuel prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shifts in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and adversely impact income. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

Commodities - While we manage the risk associated with agricultural commodity price changes for our commodity inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third-party non-performance risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks that we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly correlated. Our commodity derivatives, for example, do not perfectly correlate with the basis component of our commodity inventory and contracts. Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large commodity position can significantly impact the profitability of the Company.

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

Potash, phosphate and nitrogen - Raw materials used by the Nutrient & Industrial business include potash, phosphate and nitrogen, for which prices can be volatile and are driven by global and local supply and demand factors. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower of cost or net realizable value adjustments to inventories.

The Andersons, Inc. | 2023 Form 10-K | 5

Some of our business segments operate in highly regulated industries. Changes in government regulations or trade association policies could adversely affect our results of operations.

Many of our business segments are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Other regulations are applicable generally to all our businesses and corporate functions, including, without limitation, those promulgated under the Internal Revenue Code, the Affordable Care Act, the Employee Retirement Income Security Act and other employment and health care related laws, federal and state securities laws, and the U.S. Patriot Act. Failure to comply with such regulations can result in additional costs, fines or criminal action.

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

Nutrient & Industrial - Our Nutrient & Industrial business manufactures certain agricultural nutrients and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the EPA and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and have an adverse impact on the Company's financial results.

The Andersons, Inc. | 2023 Form 10-K | 6

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and have an adverse impact on the Company's financial results.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Trade and Renewables businesses, there is the risk that the quality of our inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Nutrient & Industrial business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value.

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

A significant number of purchases and sales within the Trade and Renewables segments are made through forward contracting, much of which includes a natural back-to-back hedging relationship. In addition, the Company uses exchange traded and, to a lesser degree, over-the-counter contracts to further reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counterparty of one or more of our derivative contracts to not perform on its obligation.

The Andersons, Inc. | 2023 Form 10-K | 7

We face increasing exposure to country risk in countries that face financial, political, and economic unrest through unsecured credit, inventory, forward contract risk or payment origination that could adversely affect our future results of operations, financial position, and cash flows.

With our 2021 launch of the Company’s Switzerland merchandising business, we have increased our international supply chain operations and exposure. With the increased international presence comes additional country risk through trade flows around the globe with direct exposure to the counterparty, via contract mark-to-market exposure, unsecured accounts receivable or inventory in the country. In certain areas in which we trade (both origination and destination) country risk is more prevalent given the country’s political and/or economic situations like Russia’s invasion of Ukraine. The addition of purchases and sales of grain in vessel sized quantities to support the Switzerland-based businesses increases the size and potential severity of our country risk. Additionally, there could be a rapid increase in interest rates creating difficulty for our counterparties to access U.S. dollars making it difficult to collect accounts receivable timely. We have engaged third parties to provide assessments of country risk and business ratings driven by economic indicators. We also have established counterparty credit limits and various monitoring agreements. Additionally, we have a diverse customer base, so we have the ability to divert cargo in transit to another counterparty, country, or region to limit the exposure of a material financial loss.

Our business involves considerable safety risks. Significant unexpected costs and liabilities would have an adverse effect on our profitability and overall financial position.

Due to the nature of some of the businesses in which we operate, we are exposed to significant operational hazards such as grain dust explosions, fires, malfunction of equipment, abnormal pressures, blowouts, pipeline and tank ruptures, chemical spills or run-off, transportation accidents, and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage and may result in suspension of operations and the imposition of civil or criminal penalties. If grain dust were to explode at one of our elevators, if an ethanol plant were to explode or catch fire, or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk.

We own several aging assets that require regular assessment and continual investments in maintenance capital. If we experience catastrophic damage to our facilities due to structural integrity, this could result in disruptions to operations, potential safety incidents and losses not covered by insurance.

The Company has several aging assets that require continual maintenance to remain reliable and safe to operate. Mitigating asset structural integrity risk is critical to avoid property damage claims, business interruptions, and injuries. Engineers undertake inspections of assets regularly and based on the nature of our business there are some heightened risks. For example, risk of bin failures and fires in bins are mitigated by exercising caution with moving grain and controlling temperatures, respectively. We also have an increased focus on safety and training employees to be able to identify potential safety and asset integrity issues. We also are undergoing capital spending allocations to ensure that proper maintenance can occur timely. To help mitigate losses in the event of a claim, we are insured under inventory, property, liability and business interruption policies. However, these policies are subject to deductibles and certain limits. Although we believe we have appropriate levels of insurance to cover material losses, if we continue to experience insurable claims, our annual insurance premiums could increase, and some insurance carriers may cease to cover us. Obtaining adequate insurance at that point could have additional costs and lesser coverage. Then, the occurrence of a claim, could have a material adverse effect on our reputation, financial condition and results of operations.

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. A significant portion of the Company's assets are exposed to conditions in the Eastern Grain Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Trade, Renewables and Nutrient & Industrial businesses. Higher basis levels or adverse crop conditions in the Eastern Grain Belt can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

The Andersons, Inc. | 2023 Form 10-K | 8

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

The Company faces risks related to international conflicts, acts of terrorism and wars that may adversely impact the Company's financial condition or results of operations.

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

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates, changes in standards of living and the occurrence of any health-related risks. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. The occurrence of health-related risks including epidemics or global pandemics may adversely affect the economy. The extent to future epidemics or pandemics impact our business going forward will depend on the duration or scope of the outbreak and how governmental, businesses, and society respond, along with the economic impact including financial market volatility. The pace of economic improvement is uncertain and there can be no assurance that economic and/or political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term.

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

The Company is required to test for goodwill impairment at least annually. In addition, we review our tangible and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets and long-lived assets may not be recoverable include prolonged declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our Consolidated Financial Statements during the period in which any impairment is determined, negatively impacting our results of operations.

The Andersons, Inc. | 2023 Form 10-K | 9

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

There is an increased focus on environmental, social and corporate governance regulations for the industry. As a Company, we assess the potential impacts of our business on environmental risks including climate change, carbon emissions, physical and transition risks, along with other environmental issues. The Company, through our Enterprise Risk Management ("ERM") program and other efforts, is actively focused on strategic goals to expand responsible practices to reduce environmental risks while ensuring compliance with evolving laws and regulations. For example, through working with third parties such as Supplier Leadership on Climate Transition, we have reported Scope 1 and 2 greenhouse gases emissions in our annual Sustainability Report, and we are working with third parties to develop Scope 3 data. We have been participating with customers in pilot sustainable sourcing projects as well as looking to participate in Field to Market which provides farming operation analytics to customers to create greater visibility into supply chain and sustainability efforts. If we are unable to properly assess these risks and meet our ESG reporting goals and metrics for Scope 1, 2 and 3 greenhouse gas emissions, or if our efforts are considered to be inadequate, then stakeholders, the industry, and investors might perceive that we are not responding appropriately and responsibly to the growing concern. As a result, investors may reconsider their capital investments and our reputation could be diminished leading to customers and suppliers choosing to refrain from engaging in business with us.

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

The Andersons, Inc. | 2023 Form 10-K | 10

We are in the process of reviewing our system roadmaps, to help standardize processes and support growth initiatives. This will likely result in potential system implementations as part of our ongoing information technology transformation strategy, and we plan to implement these systems throughout relevant parts of our business. If we do not allocate and effectively manage the resources necessary to explore, build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and remain aligned with the changing needs of our business. In addition, failure to deliver the applications on time or anticipate the necessary readiness and training needs could lead to business disruption, and loss of customers and employees. In connection with potential implementations and resulting business process changes, we will continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over financial reporting.

We utilize cloud-based services, systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain business activities and transactions with employees, customers, vendors and other third parties. Our utilization of these cloud-based services and systems could increase as we implement our information technology transformation initiatives. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service-level agreements or regulatory or legal requirements), we may have to incur additional costs to correct errors made by such service providers, or we could be subject to litigation, claims, or regulatory proceedings. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, adverse effects on financial reporting, or damage to our reputation. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.

We are at risk of cyber-incidents or other security breaches that could undermine our ability to operate effectively.

Our security measures may be breached due to employee error, malfeasance, or otherwise. In addition, although the systems continue to be refreshed periodically, portions of the infrastructure are outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place.

Additionally, outside parties may attempt to destroy critical information, or fraudulently induce employees, third-party service providers, or users to disclose sensitive information to gain access to our data or our users' data. Notwithstanding the attention the Company pays to cybersecurity risks and the processes and controls implemented, the Company may not be successful in preventing or mitigating a cybersecurity incident. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. Cybersecurity risks rapidly evolve and are complex, so the Company must continually adapt and enhance processes and controls. As the Company does this, management must make judgments about where to invest resources to protect the Company and our assets most effectively. These are inherently challenging processes, and management can provide no assurance that the processes and controls implemented will be effective or that we will be able to prevent, repel or mitigate the effects of such an attack by outside parties. The Company also relies on third parties to maintain and process certain information which could be subject to breach or unauthorized access to Company or employee information. We must rely on these entities for adequately detecting and reporting cyber incidents, in which delays could disrupt our operations or potentially affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner. Any such incident to the Company or a third party could result in an inability to perform critical functions, significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our services that could potentially have an adverse effect on our business.

For information on our cybersecurity risk management, strategy and governance, see Item 1C. Cybersecurity.

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

The Andersons, Inc. | 2023 Form 10-K | 11

We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to reliably predict. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.

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

Item 1C. Cybersecurity

The Company is committed to ensuring the safe operation of its business by means of a dedicated cybersecurity program designed to protect the confidentiality, integrity, and availability of its assets from cybersecurity threats. The Company’s customers, suppliers, and joint venture partners also face cybersecurity threats, and a cybersecurity incident impacting the Company or any of these entities could materially impact our operations, performance, and results of operations. New and evolving cybersecurity threats and related risks make it imperative that the Company allocates the appropriate resources to mitigate these risks, adapts to the changing cybersecurity landscape, and responds to emerging threats in a timely and effective manner.

The underlying controls of the Company’s cybersecurity program are designed to be aligned with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) standards for cybersecurity and information technology. The controls in the Company’s cybersecurity program include but are not limited to, endpoint threat detection and response, privileged access management, logging and monitoring, multi-factor authentication, firewalls and intrusion detection and prevention, vulnerability, and patch management. Management regularly assesses the Company’s cybersecurity capabilities and has implemented policies, processes, and technology that it considers appropriate to reduce the likelihood or impact of a breach.

Third parties also play a role in the Company’s cybersecurity. The Company engages third-party contractors to assess cybersecurity controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. These assessments include testing both the design and operational effectiveness of these cybersecurity controls. The Company engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in the Company’s information technology environment. Management also shares and receives threat intelligence with our peers, local public companies, and cybersecurity associations.

The Company’s Senior Manager of Information Security, reporting to the Vice President of Information Technology, is the leader of the Company’s cybersecurity team. The Senior Manager of Information Security is responsible for assessing and managing the Company’s cybersecurity program, informs the Vice President of Information Technology and other senior management as appropriate regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our Senior Manager of Information Security and Vice President of Information Technology have decades of collective experience in managing information technology and cybersecurity functions, both at the Company and in prior positions. Management also periodically evaluates the experience of the Company’s entire cybersecurity team to ensure adequate coverage across all eight key knowledge domains identified by the Certified Information Systems Security Professional certification.
The Andersons, Inc. | 2023 Form 10-K | 12

Employees outside of the cybersecurity team also have a role in our cybersecurity defenses and they are engaged in a culture supportive of security protocols, which management believes improves the Company’s cybersecurity. All employees are required to complete cybersecurity trainings annually and have access to more frequent cybersecurity trainings through online trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. The internal business owners of hosted applications are required to document user access reviews at least annually and receive a System and Organization Controls ("SOC") 1 or SOC 2 report from the vendor. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, management will take additional steps to assess the vendor’s cybersecurity preparedness.

The Audit Committee of the Board of Directors oversees the Company’s cybersecurity program and the steps taken by management to monitor and mitigate cybersecurity risks. The Company’s Vice President of Information Technology regularly addresses the Audit Committee, typically on a quarterly basis, regarding our cybersecurity and data privacy progress to the NIST CSF standards along with briefing the Committee on any cybersecurity incidents that were determined to have a moderate or higher impact on the business, even if immaterial to the Company as a whole. In the event of an incident, management intends to follow the Company’s incident response plan, which outlines the steps to be followed from the detection of an incident to mitigation, recovery, and notification, including notifying functional areas, as well as senior leadership and the Audit Committee, as appropriate. Determination of when to notify senior leadership and the Audit Committee is made by the Vice President of Information Technology in consultation with other members of senior leadership as needed. Depending on the nature and severity of the incident, disclosure can be handled either through scheduled quarterly reporting to the Audit Committee or as an immediate disclosure to the Chair of the Audit Committee.

Assessing, identifying, and managing cybersecurity related risks are integrated into the Company-wide ERM process. On an annual basis, management assesses the top risks facing the enterprise through the Company’s ERM process. Cybersecurity related risks are included in this annual function and to the extent the ERM process assigns a heightened risk to cybersecurity, risk owners are named to address the severity, likelihood, and controls in place to mitigate these risks. Upon the conclusion of the ERM process, management’s assessment is then presented to the Board of Directors.

Notwithstanding the attention the Company pays to cybersecurity risks and the processes and controls implemented, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on its business, strategy, financial condition, results of operations, cash flows, and reputation. Cybersecurity risks rapidly evolve and are complex, so the Company must continually adapt and enhance processes and controls. As the Company does this, management must make judgments about where to invest resources to protect the Company and our assets most effectively. These are inherently challenging processes, and management can provide no assurance that the processes and controls implemented will be effective.

The Company has experienced, and expects to continue to experience, cyber incidents in the normal course of business. Cybersecurity threats, including as a result of previous incidents, to date, have not had, and as of the date hereof we do not believe are reasonably likely to have, a material adverse effect on the Company’s business, strategy, financial condition, results of operations, or cash flows. However, for the reasons described above, management cannot guarantee that the Company will not be materially affected in the future. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for further discussion of cybersecurity risks.

The Andersons, Inc. | 2023 Form 10-K | 13

Item 2. Properties

The Company's principal agriculture and other properties are described below. The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

	Trade	Renewables	Nutrient & Industrial
(in thousands)	Grain Storage	Nameplate Capacity	Dry Fertilizer Storage	Liquid Fertilizer Storage
Location	(bushels)	(gallons)	(tons)	(tons)
Canada	21,598	—	—	—
Idaho	18,840	—	—	—
Indiana	16,800	110,000	135	138
Iowa	—	55,000	—	67
Louisiana	23,962	—	—	—
Michigan	25,459	130,000	75	46
Nebraska	11,424	—	—	40
Ohio	41,078	110,000	168	77
Wisconsin	—	—	25	78
Other	9,237	—	57	67
	168,398	405,000	460	513

The Trade facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 81% of the total storage capacity noted above, which includes temporary pile storage, is owned, while the remaining capacity is leased from third parties.

The Renewables properties are four ethanol plants owned under the TAMH investment that is consolidated in the Company's Consolidated Financial Statements.

The Nutrient & Industrial properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns substantially all of the facilities noted above.

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

Item 4. Mine Safety

Not applicable.

The Andersons, Inc. | 2023 Form 10-K | 14

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE”.

Shareholders

At February 9, 2024, there were 434 shareholders of record and approximately 29,227 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since its first year of trading in 1996. Dividends paid from January 2022 to January 2024 are as follows:

Payment Date	Amount
January 21, 2022	$0.180
April 22, 2022	$0.180
July 22, 2022	$0.180
October 21, 2022	$0.180
January 20, 2023	$0.185
April 24, 2023	$0.185
July 24, 2023	$0.185
October 20, 2023	$0.185
January 22, 2024	$0.190

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to approval from the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2023	—	$—	—	$85,532,211
November 2023	—	—	—	85,532,211
December 2023	—	—	—	85,532,211
Total	—	$—	—	$85,532,211
(1) During the three months ended December 31, 2023, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations along with common stock repurchased as a part of the Company's Repurchase Plan.
(2) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company's common stock (the "Repurchase Plan") on or before August 20, 2024. As of December 31, 2023, approximately $14.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The Andersons, Inc. | 2023 Form 10-K | 15

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

Archer-Daniels-Midland Co.	Green Plains Inc.
Alto Ingredients, Inc.	Ingredion Incorporated
Bunge Global SA	Nutrien Ltd.

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2018, and also assumes investments of $100 in the Russell 3000 Index and Peer Group Index, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

Comparison of 5 Year Cumulative Total Return
300
200
100
0
2018
2019
2020
2021
2022
2023
The Andersons, Inc.
Russell 3000 Index
Peer Group

	Base Period	Cumulative Returns
	2018	2019	2020	2021	2022	2023
The Andersons, Inc.	$100.00	$86.80	$87.44	$141.25	$130.25	$217.47
Russell 3000 Index	$100.00	$131.02	$158.39	$199.03	$160.80	$202.54
Peer Group Index	$100.00	$110.27	$119.44	$175.89	$203.54	$172.96
The Andersons, Inc. | 2023 Form 10-K | 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Without limitation, these risks include economic, weather and regulatory conditions, competition, geopolitical risk, and those listed under Item 1.A, "Risk Factors." The reader is urged to carefully consider these risks and factors. In some cases, the reader can identify forward-looking statements by terminology such as “may”, “anticipates”, “believes”, “estimates”, “predicts”, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

Our operations are organized, managed and classified into three reportable business segments: Trade, Renewables, and Nutrient & Industrial. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure.

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

Trade

The Trade segment's operating results were consistent with the prior year as the segment continued to capitalize on strong agriculture fundamentals. The asset-based business benefited from strong elevation margins and good space income on a large and wet harvest combined with better wheat income opportunities during the year. Merchandising fundamentals were also solid during 2023, especially with a market inverse through the first part of the year, but were negatively impacted from fewer merchandising opportunities in the Middle East and North Africa including losses related to the currency liquidity issues in Egypt. The premium ingredients business also delivered positive results from acquisitions and other recently deployed capital.

Agricultural inventories on hand were 127.6 million and 129.7 million bushels at December 31, 2023, and December 31, 2022, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company owned or leased facilities, including temporary pile storage, was approximately 168 million bushels at December 31, 2023, and 184 million bushels at December 31, 2022.

Looking forward, agriculture fundamentals are shifting due to increased global supply. The Company's mix of assets and merchandising businesses provide a solid foundation to benefit from large crops and carry markets. With lower commodity prices, domestic producers are hesitant to forward sell, but the Company's assets are well-positioned for the grains to flow in due course. With continuing global unrest, volatility exists in key international shipping lanes which could provide ongoing merchandising opportunities.

The Andersons, Inc. | 2023 Form 10-K | 17

Renewables

The Renewables segment performed very well in 2023 led by outstanding earnings from strong operations at the Company's ethanol plants. The plants continue to run efficiently with high ethanol yields and favorable ethanol crush margins. The Company's renewable diesel feedstock business continued to grow as it continued to add more products to its portfolio. While the segment's results were down from the prior period, the current year includes an $87.2 million impairment charge related to the ELEMENT ethanol plant.

While spot ethanol crush margins have softened into 2024, the first quarter generally experiences seasonally weak margins. Upcoming planned maintenance in the industry and the spring driving rebound should support improved plant economics; however, co-product values are facing headwinds as weaker corn prices are expected to compress feed values.

Volumes shipped were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Ethanol (gallons shipped)	774,550	771,142
E-85 (gallons shipped)	42,270	38,980
Vegetable Oil (pounds shipped) (a)	1,263,924	790,218
Dried Distillers Grain (tons shipped) (b)	2,052	1,836
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) DDG tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's 2023 operating results decreased from the strong prior year results. The Ag Supply Chain product line experienced compressed margins in 2023 that were partially offset with increased volumes as nutrient prices moved lower throughout the year providing fewer margin opportunities when compared to 2022. The Specialty Liquids and Engineered Granules product lines fell slightly behind the prior year mainly due to decreased volumes. Management is optimistic for a good spring application season as nutrient prices have stabilized, and farm economics should incentivize application of crop inputs.

Total storage capacity at our Ag Supply Chain and Engineered Granules locations was approximately 460 thousand tons for dry nutrients and approximately 513 thousand tons for liquid nutrients at December 31, 2023, which is similar to the prior year.

Tons of product sold were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Ag Supply Chain	1,376	1,238
Specialty Liquids	397	415
Engineered Granules	165	188
Total tons	1,938	1,841

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium. Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes. Engineered Granules facilities primarily manufacture granulated dry products for use in specialty turf and agricultural applications. Prior year volumes have been reclassified for the twelve months ended December 31, 2022, to conform with current year presentation as the product mix in certain facilities has evolved.

Other

The Company's “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

The Andersons, Inc. | 2023 Form 10-K | 18

Results for Fiscal 2022 compared to Fiscal 2021

For comparisons of the Company's consolidated and segment results of operations and consolidated cash flows for the fiscal years ended December 31, 2022, to December 31, 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 12 to the Company's Consolidated Financial Statements in Item 8.

	Year Ended December 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$10,426,083	$3,380,632	$943,397	$—	$14,750,112
Cost of sales and merchandising revenues	10,016,133	3,178,235	810,381	—	14,004,749
Gross profit	409,950	202,397	133,016	—	745,363
Operating, administrative and general expenses	308,470	32,737	103,342	47,711	492,260
Asset impairment	—	87,156	—	—	87,156
Interest expense (income)	35,234	6,385	7,016	(1,768)	46,867
Other income, net	29,988	15,056	2,391	3,048	50,483
Income (loss) before income taxes from continuing operations	96,234	91,175	25,049	(42,895)	169,563
Income before income taxes attributable to the noncontrolling interests	—	31,339	—	—	31,339
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$96,234	$59,836	$25,049	$(42,895)	$138,224

	Year Ended December 31, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$13,047,537	$3,178,539	$1,099,308	$—	$17,325,384
Cost of sales and merchandising revenues	12,639,830	3,051,544	949,846	—	16,641,220
Gross profit	407,707	126,995	149,462	—	684,164
Operating, administrative and general expenses	273,592	30,730	106,003	47,231	457,556
Asset impairment	9,000	—	—	—	9,000
Interest expense (income)	42,551	8,775	7,298	(1,775)	56,849
Other income (expense), net	12,661	20,731	3,001	(2,570)	33,823
Income (loss) before income taxes from continuing operations	95,225	108,221	39,162	(48,026)	194,582
Income before income taxes attributable to the noncontrolling interests	—	35,899	—	—	35,899
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$95,225	$72,322	$39,162	$(48,026)	$158,683

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

The Andersons, Inc. | 2023 Form 10-K | 19

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

Comparison of 2023 with 2022

Trade

Operating results for the Trade segment were consistent with the prior year results. Sales and merchandising revenues decreased $2,621.5 million and cost of sales and merchandising revenues decreased by $2,623.7 million resulting in an increase in gross profit of $2.2 million. The vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues is attributable to sharp commodity price decreases from the prior year as the war in Ukraine created uncertainty around global supply which temporarily drove commodity prices higher in 2022. The $2.2 million increase in gross profit was due to increased asset based business results that were almost entirely offset by a decrease in the merchandising business results as premium ingredients was flat period over period. While the asset based business had strong results in both periods, the $35.2 million gross profit increase from the prior year includes an additional $24.3 million in insured inventory recoveries and $16.0 million in insured inventory write offs in the prior period that did not recur. Offsetting this increase was lower gross profit from the merchandising businesses of $35.6 million. The vast majority of this decrease was attributable to the international merchandising business in the Middle East and North Africa including losses related to the currency liquidity issues in Egypt.

Operating, administrative and general expenses increased $34.9 million compared to prior year results. The increase from the prior year is primarily related to an additional $14.5 million from acquisitions, of which approximately half of this increase is related to earn-out provisions recorded as additional compensation expense. The remainder of the increase from prior year is related to $4.3 million in insurable clean-up costs related to a fire at a Michigan grain asset, $5.5 million of increased insurance premiums and $6.4 million in additional bad debt expense.

Asset impairment decreased by $9.0 million from the prior year as the Company recorded charges on property, plant and equipment related to a Nebraska grain asset in the prior period.

Interest expense decreased $7.3 million due to reduced short-term borrowings from lower commodity prices in addition to the business managing working capital usage in the higher interest rate environment in 2023.

Other income increased by $17.3 million in the current year and was primarily attributable to $4.4 million of additional interest income from additional cash on hand, $4.8 million of favorable foreign currency movements from the prior year, a $4.5 million impairment of an equity method investment in the prior year, and an additional $1.2 million of insurance proceeds from damage to the Company's assets.

Renewables

The Renewables segment had another robust year as income before income taxes only fell $17.0 million short of the prior year, despite an $87.2 million impairment in the current year. Sales and merchandising revenues increased $202.1 million and cost of sales and merchandising revenues increased $126.7 million compared to the prior year. As a result, gross profit increased by $75.4 million. The increase in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to increased third-party trading volumes mainly in renewable diesel feedstocks as the merchandising businesses continue to diversify and grow. This increase was partially offset from the tapering down of operations at the ELEMENT facility and the ultimate deconsolidation of the entity that occurred in April of 2023 resulting in a reduction of both sales and merchandising revenues and cost of sales and merchandising revenues from the prior period of approximately $170 million. The main driver of the increased gross profit was an improvement from the ethanol plants as TAMH improved by $62.2 million from prior year due to stronger ethanol margins and significantly decreased natural gas prices. The deconsolidation of the ELEMENT ethanol plant also resulted in an improvement in gross profit of $11.7 million when compared to prior year.

Asset impairment charges increased by $87.2 million from the prior year as the Company recorded an impairment charge related to ELEMENT in the first quarter of 2023, as the plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis.

The Andersons, Inc. | 2023 Form 10-K | 20

Interest expense, net decreased by $2.4 million from the prior year with substantially all of the decrease a result of the deconsolidation of ELEMENT.

Other income decreased by $5.7 million from prior year due to $15.4 million more proceeds received in the prior year as a part of the USDA Biofuel Producer Program that was enacted as a part of the CARES Act. This was partially offset by a $6.5 million gain on the deconsolidation of the ELEMENT joint venture and $4.5 million of additional interest income received in 2023.

Nutrient & Industrial

The Nutrient & Industrial segment results decreased by $14.1 million when compared to strong results in the prior year. Sales and merchandising revenues decreased $155.9 million and cost of sales and merchandising revenues decreased $139.5 million resulting in decreased gross profit of $16.4 million from the prior year. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues was due to a lower priced nutrient market after the segment capitalized on margin opportunities when nutrient prices increased rapidly in the prior year. This decrease in fertilizer prices from the prior year was partially offset by a modest increase in demand as volumes sold increased by approximately 5%. The $16.4 million decline in gross profit across the segment is represented by a $21.4 million margin difference from the prior year that was partially offset by a $5.0 million increase in gross profit directly correlated with increased sales volumes. Ag Supply Chain made up $10.1 million of the reduction as the market dynamics significantly shifted and the strong margins realized in a tight 2022 supply market were unable to be repeated.

Operating, administrative and general expenses decreased $2.7 million from the prior year from approximately $3.9 million in reduced incentive compensation expense.

Other

Results improved by $5.1 million from the prior year. This improvement from the prior year was primarily driven by a $4.8 million revaluation gain of a cost method investment.

Income Taxes

In 2023, the Company recorded Income tax expense from continuing operations of $37.0 million. The Company's effective rate for 2023 was 21.8% on Income before income taxes from continuing operations of $169.6 million. The difference between the 21.8% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to state and local income taxes and changes in unrecognized tax benefits offset by the effect of non-controlling interest and foreign tax credits.

In 2022, the Company recorded Income tax expense from continuing operations of $39.6 million. The Company’s effective rate for 2022 was 20.4% on Income before income taxes from continuing operations of $194.6 million. The difference between the 20.4% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax benefit generated from federal research and development credits, foreign tax credits and the effect of non-controlling interest offset by state and local income taxes, nondeductible compensation, and changes in unrecognized tax benefits.

The Company's subsidiary partnership returns are under federal tax examination by the Internal Revenue Service ("IRS") for tax years 2015 through 2018. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The IRS and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $2.9 million to $7.6 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not yet adopted the Pillar Two model rules, several foreign countries enacted legislation in 2023 which closely follow OECD’s Pillar Two guidance to be effective January 1, 2024. Management is currently reviewing the Pillar Two legislation in our relevant jurisdictions to determine the potential impact to the Company's effective tax rate.

The Andersons, Inc. | 2023 Form 10-K | 21

Liquidity and Capital Resources

Working Capital

At December 31, 2023, the Company had working capital of $1,170.6 million, an increase of $226.0 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2023	December 31, 2022	Variance
Current Assets
Cash and cash equivalents	$643,854	$115,269	$528,585
Accounts receivable, net	762,549	1,248,878	(486,329)
Inventories	1,166,700	1,731,725	(565,025)
Commodity derivative assets – current	178,083	295,588	(117,505)
Other current assets	55,777	74,493	(18,716)
Total current assets	2,806,963	3,465,953	(658,990)
Current Liabilities
Short-term debt	43,106	272,575	(229,469)
Trade and other payables	1,055,473	1,423,633	(368,160)
Customer prepayments and deferred revenue	187,054	370,524	(183,470)
Commodity derivative liabilities – current	90,849	98,519	(7,670)
Current maturities of long-term debt	27,561	110,155	(82,594)
Accrued expenses and other current liabilities	232,288	245,916	(13,628)
Total current liabilities	1,636,331	2,521,322	(884,991)
Working Capital	$1,170,632	$944,631	$226,001

Current assets decreased $659.0 million in comparison to prior year. This decrease was primarily related to the reduction of receivables, inventories and current commodity derivative assets which was partially offset by a sharp increase in cash. The decreases in receivables, inventories and derivatives can largely be attributed to the stabilization of agricultural commodity prices in the current year in comparison to the significant increases in the prices of agricultural commodities, including fertilizer, in the same period of the prior year. The decreases in inventory and derivatives also had a direct impact on cash as the Company was not deploying cash to hold as significant amounts of working capital as it had done in the previous year.
Current liabilities decreased $885.0 million compared to the prior year as all working capital liability accounts decreased from the prior year. The decrease in short-term debt, trade and other payables, and customer prepayments and deferred revenues are a result of the stabilization of commodity prices in the year compared to the severe increase in commodity prices in the same period of the prior year, as well as a strategic focus on managing the use of short-term debt to fund working capital in light of the rising interest rate environment. The large decrease in current maturities of long-term debt is primarily related to the deconsolidation of ELEMENT in 2023.

Sources and Uses of Cash in 2023 Compared to 2022

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$946,750	$287,117
Net cash used in investing activities	(153,879)	(52,902)
Net cash used in financing activities	(263,993)	(334,730)

Operating Activities and Liquidity

Operating activities provided cash of $946.8 million in 2023 compared to $287.1 million in 2022. The vast majority of the increase in cash provided by operating activities was due to favorable changes in operating assets and liabilities as commodity prices dropped in the current year and the Company increased its focus on managing working capital balances in light of the rising interest rate environment. This coupled with strong cash generation from the Company's core businesses created significant growth in cash provided by operating activities that ultimately led to a significant amount of cash on hand as of December 31, 2023.
The Andersons, Inc. | 2023 Form 10-K | 22

Net income taxes of $45.7 million and $88.7 million were paid in the years ended December 31, 2023, and 2022, respectively. The decrease in the current year is driven by decreased Income before income taxes from continuing operations combined with the taxable gain associated with the sale of the remaining pieces of the Company's Rail segment in 2022.

Investing Activities

Investing activities used cash of $153.9 million in the current year compared to $52.9 million used in the prior year. The significant change from the prior year was mainly driven by approximately $58.7 million of additional net proceeds from the sale of discontinued Rail operations received in the prior year combined with approximately $42.1 million of additional purchases of property, plant and equipment in the current year.

Capital expenditures of $150.4 million for 2023 on property, plant and equipment and capitalized software includes: Trade - $49.7 million; Renewables - $54.5 million; Nutrient & Industrial - $42.5 million; and $3.6 million in Other.
We expect to invest approximately $150 to $175 million in property, plant and equipment in 2024; approximately 50% of which will be to maintain current facilities.

Financing Arrangements

Net cash used in financing activities was $264.0 million in 2023, compared to $334.7 million used in 2022. The decrease in cash used in financing activities from the prior year was mainly due to the issuance of a $100.0 million term note in 2023. The Company continued to make substantial distributions to the non-controlling interest shareholder of TAMH due to the strength of the entity's financial results in both 2023 and 2022. Lastly, the Company continued to repurchase common shares under its Repurchase Plan where $100 million of repurchases were authorized to be repurchased on or before August 20, 2024. As of December 31, 2023, approximately $14.5 million of the Repurchase Plan had been utilized.

As of December 31, 2023, the Company was party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $1,863.9 million. There was $1,817.5 million available for borrowing at December 31, 2023. While in the current year the Company's cash on hand exceeds total debt, typically, its highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in the fertilizer and grain businesses. At December 31, 2023, the Company had total available liquidity of $2,461.4 million comprised of cash and cash equivalents and unused lines of credit.

The Company paid $25.4 million in dividends in 2023 compared to $24.6 million in 2022. The Company paid $0.185 per common share for the dividends paid in January, April, July and October 2023, and $0.180 per common share for the dividends paid in January, April, July and October 2022. On December 14, 2023, the Company declared a cash dividend of $0.190 per common share, payable on January 22, 2024, to shareholders of record on January 2, 2024.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and a minimum ratio of owner's equity. The Company is in compliance with all covenants as of December 31, 2023. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities.

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

Contractual Obligations

Long-term Debt

As of December 31, 2023, the Company had total outstanding long-term debt with both floating and fixed rates of varying maturities for an aggregate principal amount outstanding of $593.6 million. $27.6 million of the outstanding principal of the long-term debt is payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.

Future interest payments associated with the long-term debt total $192.5 million, with $36.6 million payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.
The Andersons, Inc. | 2023 Form 10-K | 23

Operating Leases

The Company has lease arrangements for certain equipment and facilities, including grain facilities, fertilizer facilities and equipment. As of December 31, 2023, the Company had fixed operating lease payment obligations of $59.1 million, with $23.8 million payable within 12 months. See Note 13 to the Consolidated Financial Statements for additional information.

Commodity Purchase Obligations

The Company enters into forward purchase contracts of commodities with producers through the normal course of business. These forward purchase contracts are largely offset by forward sales contracts of commodities and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. As of December 31, 2023, the Company had forward purchase contracts of $2,575.7 million, with $2,468.3 million payable within 12 months. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Healthcare Program

The Company has a postretirement health care benefit plan that covers substantially all of its full-time employees hired prior to January 1, 2003. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on multiple factors, including the level of participant utilization and inflation. Our estimates of postretirement payments have considered recent payment trends and actuarial assumptions. As of December 31, 2023, the Company had outstanding benefit obligations of $17.3 million, with $1.2 million payable within 12 months. See Note 6 to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Transactions

During the periods presented we did not have, nor do we currently have, any off-balance sheet transactions as defined under SEC rules, except as follows: The Company may issue standby letters of credit through banking institutions. At December 31, 2023, the Company had standby letters of credit outstanding of $3.3 million.

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

Management believes that the accounting for readily marketable inventories and commodity derivative contracts, including adjustments for counterparty risk, impairment of long-lived assets and goodwill, and uncertain tax positions involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

The Andersons, Inc. | 2023 Form 10-K | 24

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

Impairment of Long-Lived Assets and Goodwill

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

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. During the year ended December 31, 2023, the Company evaluated goodwill for impairment using a quantitative assessment in three reporting units and using a qualitative assessment in one reporting unit. The quantitative review for impairment takes into account our estimates of future cash flows, as well as a market based approach. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows, estimated gross margins, and discount rates based on a reporting unit's weighted average cost of capital. Our estimates of future cash flows are based upon a number of assumptions including operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. The market based approach compares results of public companies that reflect economic conditions and risks that are similar to the Company to calculate an estimated enterprise value. These factors are discussed in more detail in Note 16, Goodwill and Intangible Assets, to the Consolidated Financial Statements.

Our annual goodwill impairment test is performed as of October 1 each year which is discussed in further detail in Note 16 to the Consolidated Financial Statements.

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
The Andersons, Inc. | 2023 Form 10-K | 25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, foreign currency exchange rates, and interest rates as discussed below.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity futures position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2023	2022
Net long (short) commodity position	$6,508	$(8,810)
Market risk	651	(881)

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
In 2023, due to ongoing foreign currency challenges in Egypt, the Company made an exception to its normal practice regarding sales into the Middle East and North Africa when it allowed customers to make payments in Egyptian pounds on receivables originally contracted in U.S. dollars. Based on the information available at the time, management expected to be able to convert the local currency to U.S. dollars within a relatively short timeframe and was able to use non-deliverable forward currency hedges to manage the foreign currency exposure through part of the year. As geopolitical instability and currency liquidity challenges continued to grow in the region, the non-deliverable forward currency hedges ceased to be effective and management made the decision to limit losses and accept a lower exchange rate on these receivables. The Company was able to convert all but $5.0 million of the receivables by December 31, 2023, incurring a currency loss during the year. Due to the economic and geopolitical risk in this region of the world, management resumed its standard practice of only accepting U.S. dollars in this region. The Company believes that the foreign currency risk that existed in 2023 is sufficiently mitigated and is not expected to be material to the Company's financial results as the Company moves forward into 2024.

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

	December 31,
(in thousands)	2023	2022
Fair value of long-term debt, including current maturities	$585,137	$595,705
Fair value in excess of carrying value	(8,495)	(10,087)
Market risk	4,237	4,707

The Andersons, Inc. | 2023 Form 10-K | 26

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt. The Company is also party to short-term debt borrowing arrangements with a capacity of approximately $1.9 billion. As the Company is a significant consumer of short-term debt in peak seasons and the majority of the borrowings are variable rate debt, increases in interest rates could have a significant impact on our profitability.

Additionally, the Company may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively which may decrease the market risk noted above. As of December 31, 2023, the majority of the Company's long-term debt is hedged with interest rate swaps, limiting interest rate volatility. See Note 5 to the Consolidated Financial Statements for further discussion on the impact of these hedging instruments.

The Andersons, Inc. | 2023 Form 10-K | 27

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

The Andersons, Inc. | 2023 Form 10-K | 28

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill—GSM and FSI Reporting Units—Refer to Notes 1 and 16 to the consolidated financial statements

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

The Andersons, Inc. | 2023 Form 10-K | 29

The consolidated goodwill balance was $127.9 million as of December 31, 2023, of which $77.8 million and $41.3 million were allocated to the Grain Storage and Merchandising (GSM) and Food and Specialty Ingredients (FSI) reporting units, respectively. The BEV of the GSM and FSI reporting units exceeded its carrying values by 18% and 19%, respectively, as of October 1, 2023, and, therefore, no impairment was recognized. The BEV for the GSM and FSI reporting units are sensitive to changes in the weighted-average cost of capital. We identified the selection of the weighted-average cost of capital as of October 1, 2023, as a critical audit matter as there are significant judgments made by management to estimate the BEV of the GSM and FSI reporting units, specifically related to the weighted-average cost of capital assumption. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to selection of the weighted‑average cost of capital as of October 1, 2023.

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

•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted-average cost of capital by:

–Testing the source information underlying the determination of the weighted-average cost of capital and the mathematical accuracy of the calculation

–Evaluating the underlying factors that led to management’s determination of the company-specific risk premium

–Developing a range of independent estimates of the weighted-average cost of capital and comparing those to the weighted-average cost of capital selected by management

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 21, 2024

We have served as the Company’s auditor since 2015.

The Andersons, Inc. | 2023 Form 10-K | 30

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Sales and merchandising revenues	$14,750,112	$17,325,384	$12,612,050
Cost of sales and merchandising revenues	14,004,749	16,641,220	12,019,353
Gross profit	745,363	684,164	592,697
Operating, administrative and general expenses	492,260	457,556	423,126
Asset impairment	87,156	9,000	8,947
Interest expense, net	46,867	56,849	37,292
Other income, net	50,483	33,823	37,438
Income before income taxes from continuing operations	169,563	194,582	160,770
Income tax provision from continuing operations	37,034	39,628	29,228
Net income from continuing operations	132,529	154,954	131,542
Income from discontinued operations, net of income taxes	—	12,025	4,324
Net income	132,529	166,979	135,866
Net income attributable to the noncontrolling interest	31,339	35,899	31,880
Net income attributable to The Andersons, Inc.	$101,190	$131,080	$103,986

Average number of shares outstanding – basic	33,718	33,731	33,279
Average number of shares outstanding – diluted	34,382	34,422	33,855

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$3.00	$3.53	$2.99
Discontinued operations	—	0.36	0.13
	$3.00	$3.89	$3.12
Diluted earnings:
Continuing operations	$2.94	$3.46	$2.94
Discontinued operations	—	0.35	0.13
	$2.94	$3.81	$3.07
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2023 Form 10-K | 31

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$132,529	$166,979	$135,866
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial gain and prior service cost	(680)	4,243	607
Foreign currency translation adjustments	5,622	(13,834)	(108)
Cash flow hedge activity	(2,561)	28,881	12,771
Other comprehensive income	2,381	19,290	13,270
Comprehensive income	134,910	186,269	149,136
Comprehensive income attributable to the noncontrolling interests	31,339	35,899	31,880
Comprehensive income attributable to The Andersons, Inc.	$103,571	$150,370	$117,256
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2023 Form 10-K | 32

The Andersons, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$643,854	$115,269
Accounts receivable, less allowance for doubtful accounts of $35,939 in 2023; $26,392 in 2022	762,549	1,248,878
Inventories	1,166,700	1,731,725
Commodity derivative assets – current	178,083	295,588
Other current assets	55,777	74,493
Total current assets	2,806,963	3,465,953
Other assets:
Goodwill	127,856	129,342
Other intangible assets, net	85,579	100,907
Right of use assets, net	54,234	61,890
Other assets	87,010	87,175
Total other assets	354,679	379,314
Property, plant and equipment, net	693,365	762,729
Total assets	$3,855,007	$4,607,996
Liabilities and equity
Current liabilities:
Short-term debt	$43,106	$272,575
Trade and other payables	1,055,473	1,423,633
Customer prepayments and deferred revenue	187,054	370,524
Commodity derivative liabilities – current	90,849	98,519
Current maturities of long-term debt	27,561	110,155
Accrued expenses and other current liabilities	232,288	245,916
Total current liabilities	1,636,331	2,521,322
Long-term lease liabilities	31,659	37,147
Long-term debt, less current maturities	562,960	492,518
Deferred income taxes	58,581	64,080
Other long-term liabilities	49,089	63,160
Total liabilities	2,338,620	3,178,227
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000,000 shares authorized; 34,063,983 shares issued in both 2023 and 2022)	142	142
Preferred shares, without par value (1,000,000 shares authorized; none issued)	—	—
Additional paid-in capital	387,210	385,248
Treasury shares, at cost (269,797 in 2023; 445,800 in 2022)	(10,261)	(15,043)
Accumulated other comprehensive income	22,865	20,484
Retained earnings	882,943	807,770
Total shareholders’ equity of The Andersons, Inc.	1,282,899	1,198,601
Noncontrolling interests	233,488	231,168
Total equity	1,516,387	1,429,769
Total liabilities and equity	$3,855,007	$4,607,996
The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2023 Form 10-K | 33

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income from continuing operations	$132,529	$154,954	$131,542
Income from discontinued operations, net of income taxes	—	12,025	4,324
Net income	132,529	166,979	135,866
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	125,106	134,742	178,934
Bad debt expense, net	11,519	6,001	237
Stock-based compensation expense	12,857	11,192	11,038
Deferred federal income tax	(1,596)	(20,009)	(104,618)
Gain on sale of business from continuing operations	(5,643)	—	(14,619)
Asset impairment	87,156	11,818	8,947
(Gain) loss on sale of business from discontinued operations	—	(27,091)	1,491
Damaged inventory	—	17,328	—
Other	(10,698)	14,073	(481)
Changes in operating assets and liabilities:
Accounts and notes receivable	468,968	(391,403)	(184,002)
Inventories	572,235	56,859	(528,073)
Commodity derivatives	111,506	65,399	(107,188)
Other current and non-current assets	6,529	10,936	(116,403)
Payables and other current and non-current liabilities	(563,718)	230,293	667,821
Net cash provided by (used in) operating activities	946,750	287,117	(51,050)
Investing Activities
Acquisition of businesses, net of cash acquired	(24,698)	(20,245)	(11,425)
Purchases of property, plant and equipment and capitalized software	(150,443)	(108,284)	(75,766)
Proceeds from sale of assets	3,506	5,307	4,508
Purchase of investments	(1,730)	(2,105)	(6,243)
Proceeds from sale of business from continuing operations	10,318	5,171	18,130
Proceeds from sale of Rail assets	2,871	36,706	19,150
Proceeds from sale of business from discontinued operations	—	56,302	543,102
Purchases of Rail assets	—	(31,458)	(6,039)
Other	6,297	5,704	1,831
Net cash (used in) provided by investing activities	(153,879)	(52,902)	487,248
Financing Activities
Net (payments) receipts under short-term lines of credit	(233,696)	(21,273)	(105,895)
Proceeds from issuance of short-term debt	—	350,000	608,250
Payments of short-term debt	—	(550,000)	(408,250)
Proceeds from issuance of long-term debt	100,000	—	203,000
Payments of long-term debt	(49,620)	(30,045)	(530,733)
Distributions to noncontrolling interest owner	(46,418)	(44,910)	(25)
Dividends paid	(25,373)	(24,609)	(23,746)
Common stock repurchased	(1,747)	(12,721)	—
Other	(7,139)	(1,172)	8,630
Net cash used in financing activities	(263,993)	(334,730)	(248,769)
Effect of exchange rates on cash and cash equivalents	(293)	(660)	(108)
Increase (decrease) in Cash and cash equivalents	528,585	(101,175)	187,321
Cash and cash equivalents at beginning of year	115,269	216,444	29,123
Cash and cash equivalents at end of year	$643,854	$115,269	$216,444
The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2023 Form 10-K | 34

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2021	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income					103,986	31,880	135,866
Other comprehensive income				7,312			7,312
Amounts reclassified from Accumulated other comprehensive income (loss)				5,958			5,958
Contributions from noncontrolling interests						4,655	4,655
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (22 shares)	2	19,881	368		(3,478)		16,773
Dividends declared ($0.705 per common share)					(23,495)		(23,495)
Restricted share award dividend equivalents			335		(335)		—
Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					131,080	35,899	166,979
Other comprehensive income				19,212			19,212
Amounts reclassified from Accumulated other comprehensive income				78			78
Contributions from noncontrolling interests						4,900	4,900
Distributions to noncontrolling interests						(44,910)	(44,910)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (51 shares)	2	16,598	(2,396)				14,204
Purchase of treasury shares (384 shares)			(12,721)				(12,721)
Dividends declared ($0.725 per common share)					(24,441)		(24,441)
Restricted share award dividend equivalents		55	337		(1,628)		(1,236)
Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income					101,190	31,339	132,529
Other comprehensive income				13,424			13,424
Amounts reclassified from Accumulated other comprehensive income				(11,043)			(11,043)
Distributions to noncontrolling interests						(46,418)	(46,418)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (227 shares)		1,339	6,364				7,703
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.745 per common share)					(25,150)		(25,150)
Restricted share award dividend equivalents		623	165		(867)		(79)
Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387

The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2023 Form 10-K | 35

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

In 2021, The Company executed a definitive agreement to sell the Rail Leasing business. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remainder of the Rail business which it successfully sold in the third quarter of 2022. These transactions effectively constitute the entirety of what has historically been included in the Rail reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. Asset impairment expense has been reclassified from Operating, administrative and general expenses to its own financial statement line item in the Consolidated Statement of Operations. Current assets held-for-sale on the Consolidated Balance Sheets have been reclassified from its own financial statement line item to Other current assets for all periods presented.

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

In the year ended December 31, 2023, the Company had two VIE's in The Andersons Marathon Holdings LLC ("TAMH") and, prior to its deconsolidation as noted below, ELEMENT, LLC. ("ELEMENT"). The Company evaluated its interests in both TAMH and ELEMENT and determined that these entities were VIEs and that the Company was the primary beneficiary of TAMH and ELEMENT. This was due to the fact that the Company had both the power to direct the activities that most significantly impact these entities and the obligation to absorb losses or the right to receive benefits from TAMH and ELEMENT. As a result, the Company consolidated the results of both TAMH and ELEMENT, until the deconsolidation of ELEMENT on April 18, 2023. TAMH remains as the Company's only VIE as of December 31, 2023. See note 19 of the Consolidated Financial Statements for more information on the deconsolidation of ELEMENT.

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

The Andersons, Inc. | 2023 Form 10-K | 36

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

We utilize factoring arrangements with third-party financial institutions for certain of our trade accounts receivables in order to extend terms for the customer while we benefit from accelerated collections to manage working capital levels more effectively. These arrangements are on a non-recourse basis and are accounted for as sales and all changes in account receivables and cash proceeds are included in Cash provided by (used in) operating activities within the Consolidated Statements of Cash Flows. The third-party financial institutions collect payment for the sold receivables and the Company has no continuing involvement with such receivables. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years 2023 and 2022 we sold, without recourse $311.6 million and $257.5 million of accounts receivable, respectively. Factoring fees were $4.5 million, $2.1 million, and $0.4 million during fiscal years 2023, 2022, and 2021, respectively, and were included in Operating, administrative, and general expenses within the Consolidated Statements of Operations.

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

The Andersons, Inc. | 2023 Form 10-K | 37

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

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has long-term interest rate swaps that expire from 2024 to 2031 recorded within the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature) and have been designated as cash flow hedges; accordingly, changes in the fair value of the instruments are recognized in Other comprehensive income in the Consolidated Balance Sheets. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in current earnings as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded in the Consolidated Balance Sheets is recorded in Interest expense, net consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 5 to the Consolidated Financial Statements.

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

The Andersons, Inc. | 2023 Form 10-K | 38

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

Goodwill and Intangible Assets

Goodwill is subject to an annual impairment test or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the business enterprise value. Additional information about the Company's goodwill and other intangible assets is presented in Note 16 to the Consolidated Financial Statements.

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

Provisionally Priced Commodity Contracts

Accounts payable includes certain amounts related to commodity purchases for which, even though the Company has taken ownership and possession of the commodity, the final purchase price has not been fully established. If the futures and basis components are unpriced, it is referred to as a delayed price payable. If the futures component has not been established, but the basis has been set, it is referred to as a basis payable. The unpriced portion of these payables will be exposed to changes in the fair value of the underlying commodity based on quoted prices on commodity exchanges (or basis levels). Those payables that are fully priced are not considered derivative instruments.

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

The Andersons, Inc. | 2023 Form 10-K | 39

Business Interruption Insurance

In the year ended December 31, 2023, the Company recorded approximately $12.5 million in business interruption insurance recoveries mainly due to the collapse of grain bins in Delphi, Indiana in September of 2022. As a result of this disruption, the Trade segment incurred incremental costs and lost sales as the location was unable to handle grain. A claim for these losses was submitted under the Company's business interruption insurance policy in 2023. The proceeds from this business interruption claim were included within Cost of sales and merchandising revenues in the Consolidated Statements of Operations and in Cash provided by operating activities in the Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2023.

Foreign Currency Translation and Transactions

Some of the Company’s foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of such subsidiaries are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. The Company records adjustments resulting from the translation of financial statements denominated in a foreign currency as a component of Accumulated other comprehensive income within the Consolidated Balance Sheets. Transaction gains and losses related to operating assets and liabilities are included in Cost of sales and merchandising revenues in the accompanying Consolidated Statements of Operations. The Company recorded net foreign currency transaction losses related to operating assets and liabilities of $29.5 million in the year ended December 31, 2023, and net foreign currency transaction gains of $3.1 million in the year ended December 31, 2022. This activity was immaterial for the year ended December 31, 2021.

The vast majority of the current year foreign currency transaction losses are related to currency liquidity issues in Egypt. Due to ongoing foreign currency challenges in Egypt, the Company made an exception to its normal practice regarding sales into the Middle East and North Africa allowing customers to make payments in Egyptian pounds on receivables originally contracted in U.S. dollars. Based on the information available at the time, management expected to be able to convert the local currency to U.S. dollars within a relatively short timeframe and was able to use non-deliverable forward currency hedges to manage the foreign currency exposure through part of the year. As geopolitical instability and currency liquidity challenges continued to grow in the region, the non-deliverable forward currency hedges ceased to be effective, and management made the decision to limit losses and accept a lower exchange rate on these receivables.

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

The Andersons, Inc. | 2023 Form 10-K | 40

Revenue Recognition

The Company’s revenue consists of sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging ("ASC 815"), and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606").

Revenue from commodity contracts (ASC 815)

Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Trade and Renewables segments, such as corn, soybeans, wheat, oats, ethanol, and corn oil, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g., the price of corn), a notional amount (e.g., metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. The Company does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts.

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

The annual effective tax rate is determined by the Income tax provision from continuing operations as a percentage of Income before income taxes from continuing operations within the Consolidated Statements of Operations. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

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

The Andersons, Inc. | 2023 Form 10-K | 41

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning with the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

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

	December 31,
(in thousands)	2023	2022
Grain and other agricultural products (a)	$886,725	$1,326,531
Energy inventories (a)	21,705	21,084
Ethanol and co-products (a)	104,349	156,341
Plant nutrients and cob products	153,921	227,769
Total	$1,166,700	$1,731,725
(a) Includes RMI of $862.5 million and $1,308.8 million at December 31, 2023, and December 31, 2022, respectively.

The Company incurred inventory damage charges of $17.3 million in the year ended December 31, 2022. In December 2022, approximately $16.2 million of that charge was related to a fire at a Michigan grain asset where substantially all of the insured inventory held at that location was severely damaged or destroyed.

The Andersons, Inc. | 2023 Form 10-K | 42

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2023	2022
Land	$30,912	$38,689
Land improvements and leasehold improvements	82,438	92,084
Buildings and storage facilities	365,744	364,721
Machinery and equipment	951,544	980,159
Construction in progress	36,541	41,429
	1,467,179	1,517,082
Less: accumulated depreciation	(773,814)	(754,353)
Property, plant and equipment, net	$693,365	$762,729

Depreciation expense on property, plant and equipment amounted to $100.6 million, $110.6 million and $126.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In the first quarter of 2023, the Company recorded an $87.2 million impairment charge in the Renewables segment related to ELEMENT. The plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. At the time of the impairment, the Company owned 51% of ELEMENT and ELEMENT was a consolidated entity. As such, 49% of the impairment charge was represented in Net income attributable to noncontrolling interests in the Consolidated Statement of Operations.

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

On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Consolidated Financial Statements. As a result of the deconsolidation, the $62.8 million of non-recourse debt associated with ELEMENT was removed from Current maturities of long-term debt in the second quarter of 2023. See Note 19 in the Consolidated Financial Statements for additional information.

The capacity of the Company's short-term lines of credit at December 31, 2023 was $1,863.9 million, of which the Company had a total of $1,817.5 million available for borrowing. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2023 and 2022, was 7.28% and 5.67%, respectively.

The Company was in compliance with all financial covenants at and during the years ended December 31, 2023, and 2022, other than with respect to the ELEMENT non-recourse debt as discussed in Note 19 of the Consolidated Financial Statements.

Total interest paid was $47.0 million, $56.7 million and $38.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Andersons, Inc. | 2023 Form 10-K | 43

As of December 31, 2023 and 2022, the estimated fair value of long-term debt, including the current portion, was $585.1 million and $595.7 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

Long-Term Debt

	December 31,
(in thousands, except percentages)	2023	2022
Note payable, variable rate (7.08% at December 31, 2023), payable in increasing amounts plus interest, due 2029	$191,055	$201,524
Note payable, variable rate (6.95% at December 31, 2023), payable in increasing amounts plus interest, due 2027	128,320	135,352
Note payable, variable rate (7.03% at December 31, 2023), payable in increasing amounts plus interest, due 2031	97,500	—
Note payable, 4.50%, payable at maturity, due 2034 (a)	91,744	95,500
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Industrial revenue bond, variable rate (5.22% at December 31, 2023), payable at maturity, due 2036	21,000	21,000
Note payable, 4.50%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.00%, payable at maturity, due 2040	14,000	14,000
Finance lease obligations, due serially to 2043 (a)	9,013	9,965
Note payable, variable rate, payable at maturity, due 2023	—	63,335
Note payable, 4.55%, payable at maturity, due 2023	—	24,000
	593,632	605,676
Less: current maturities	27,561	110,155
Less: unamortized prepaid debt issuance costs	3,111	3,003
	$562,960	$492,518
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $50.7 million.

The aggregate annual maturities of long-term debt are as follows: 2024 -- $27.6 million; 2025 -- $27.8 million; 2026 -- $53.0 million; 2027 -- $128.5 million; 2028 -- $21.5 million; and $335.2 million thereafter.

The Andersons, Inc. | 2023 Form 10-K | 44

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

Generally accepted accounting principles permit a party to use a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a future, option or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The margin deposit assets and liabilities are included in Commodity derivative assets (or liabilities) - current, as appropriate, within the Consolidated Balance Sheets.

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

(in thousands)	December 31, 2023	December 31, 2022
Cash collateral paid	$24,439	$64,530
Fair value of derivatives	24,237	(10,014)
Net derivative asset position	$48,676	$54,516

The Andersons, Inc. | 2023 Form 10-K | 45

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	December 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$201,542	$1,496	$7,868	$13	$210,919
Commodity derivative liabilities	(47,898)	(64)	(98,717)	(431)	(147,110)
Cash collateral paid	24,439	—	—	—	24,439
Balance sheet line item totals	$178,083	$1,432	$(90,849)	$(418)	$88,248

	December 31, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$325,762	$1,796	$18,426	$686	$346,670
Commodity derivative liabilities	(94,704)	(149)	(116,945)	(1,484)	(213,282)
Cash collateral paid	64,530	—	—	—	64,530
Balance sheet line item totals	$295,588	$1,647	$(98,519)	$(798)	$197,918

The net gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(69,579)	$13,533	$151,058

The Andersons, Inc. | 2023 Form 10-K | 46

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) are as follows:

	December 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	519,825	—	—
Soybeans	41,848	—	—
Wheat	66,953	—	—
Oats	15,355	—	—
Ethanol	—	206,986	—
Soybean meal	—	—	546
Dried distillers grain	—	—	740
Other	6,847	37,153	1,882
Subtotal	650,828	244,139	3,168
Exchange traded:
Corn	160,795	—	—
Soybeans	34,250	—	—
Wheat	64,778	—	—
Oats	375	—	—
Ethanol	—	97,272	—
Propane	—	74,550	—
Other	—	420	825
Subtotal	260,198	172,242	825
Total	911,026	416,381	3,993

	December 31, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	567,405	—	—
Soybeans	56,608	—	—
Wheat	102,716	—	—
Oats	24,710	—	—
Ethanol	—	178,935	—
Soybean meal	—	—	570
Dried distillers grain	—	—	449
Other	10,054	44,547	2,029
Subtotal	761,493	223,482	3,048
Exchange traded:
Corn	170,280	—	—
Soybeans	46,380	—	—
Wheat	111,567	—	—
Oats	365	—	—
Ethanol	—	94,206	—
Propane	—	47,208	—
Other	—	588	581
Subtotal	328,592	142,002	581
Total	1,090,085	365,484	3,629
The Andersons, Inc. | 2023 Form 10-K | 47

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

The gains or losses on the derivatives designated as hedging instruments are recorded in Other comprehensive income and subsequently reclassified into Interest expense, net in the same periods during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to Interest expense, net as interest payments are made on the Company’s variable-rate long-term debt. The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks.

The Company had recorded the following amounts for the fair value of the Company's interest rate and other derivatives:

	December 31,
(in thousands)	2023	2022
Derivatives not designated as hedging instruments
Foreign currency contracts included in Other current assets (liabilities)	$907	$(3,124)
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	9,968	8,759
Interest rate contracts included in Other assets	18,041	22,641

The recording of derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Derivatives designated as hedging instruments
Interest rate derivative (losses) gains included in Other comprehensive income	$(3,407)	$38,564	$16,960
Interest rate derivative gains (losses) included in Interest expense, net	10,132	(989)	(6,733)

The following table presents the open interest rate contracts at December 31, 2023:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Swap	2019	2025	$93.8	Interest rate component of debt - not accounted for as a hedge	2.3%
Swap	2019	2025	46.9	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	46.9	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2024	50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2025	50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	50.0	Interest rate component of debt - accounted for as a hedge	2.9%

The Andersons, Inc. | 2023 Form 10-K | 48

6. Employee Benefit Plans

The Company provides certain full-time employees with pension benefits under defined contribution plans. The Company's expense for its defined contribution plans amounted to $17.7 million, $17.2 million and $14.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company also has a postretirement health care benefit plan covering substantially all of its full-time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share of the related costs. The measurement date for this plan is December 31.

Obligation and Funded Status

Following are the details of the obligation and funded status of the postretirement health care benefit plan:

(in thousands)
Change in benefit obligation	2023	2022
Benefit obligation at beginning of year	$17,433	$23,942
Service cost	151	248
Interest cost	830	586
Actuarial (gains) losses	(66)	(6,180)
Participant contributions	257	314
Benefits paid	(1,339)	(1,477)
Benefit obligation at end of year	$17,266	$17,433

(in thousands)
Change in plan assets	2023	2022
Fair value of plan assets at beginning of year	$—	$—
Company contributions	1,082	1,163
Participant contributions	257	314
Benefits paid	(1,339)	(1,477)
Fair value of plan assets at end of year	$—	$—

Under funded status of plans at end of year	$(17,266)	$(17,433)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2023 and 2022 consist of:

(in thousands)	2023	2022
Accrued expenses and other current liabilities	$1,242	$1,276
Other long-term liabilities	16,024	16,157
Net amount recognized	$17,266	$17,433

Following are the details of the amounts recognized in Accumulated other comprehensive income before taxes at December 31, 2023:

(in thousands)	Unamortized Actuarial Net Gains	Unamortized Prior Service Costs
Balance at beginning of year	$(11,678)	$5,009
Amounts arising during the period	(66)	—
Amounts recognized as a component of net periodic benefit cost	—	1,234
Balance at end of year	$(11,744)	$6,243

The Andersons, Inc. | 2023 Form 10-K | 49

The benefits expected to be paid for the postretirement health care benefit plan over the next ten years are as follows:

(in thousands)	Postretirement Benefits
2024	$1,242
2025	1,271
2026	1,281
2027	1,278
2028	1,276
2029-2033	6,213

The components of the net periodic benefit cost for each year are as follows:

	December 31,
(in thousands)	2023	2022	2021
Service cost	$151	$248	$302
Interest cost	830	586	546
Expected return on plan assets	(911)	(911)	(911)
Recognized net actuarial (gain) loss	(323)	—	169
Net periodic benefit (gain) cost	$(253)	$(77)	$106

The weighted-average assumptions of the postretirement health care benefit plan for each year are as follows:

	2023	2022	2021
Used to Determine Benefit Obligations at Measurement Date
Discount rate	4.7%	4.9%	2.6%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	4.9%	2.6%	2.2%
Expected long-term return on plan assets	—	—	—
Rate of compensation increases	—	—	—

Assumed Health Care Cost Trend Rates at Beginning of Year
	2023	2022
Health care cost trend rate assumed for next year	3.0%	3.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (a)	N/A	N/A
Year that the rate reaches the ultimate trend rate (a)	N/A	N/A
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

7. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between ASC 606 and ASC 815 is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues under ASC 606	$3,201,901	$3,036,852	$2,211,537
Revenues under ASC 815	11,548,211	14,288,532	10,400,513
Total revenues	$14,750,112	$17,325,384	$12,612,050

The Andersons, Inc. | 2023 Form 10-K | 50

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product line:

	Year Ended December 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$249,396	$249,396
Primary nutrients	—	—	572,906	572,906
Products and co-products	434,304	1,562,074	—	1,996,378
Propane	190,221	—	—	190,221
Other	64,284	7,621	121,095	193,000
Total	$688,809	$1,569,695	$943,397	$3,201,901

	Year Ended December 31, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$355,636	$355,636
Primary nutrients	—	—	625,134	625,134
Products and co-products	396,613	1,219,972	—	1,616,585
Propane	264,072	—	—	264,072
Other	50,966	5,921	118,538	175,425
Total	$711,651	$1,225,893	$1,099,308	$3,036,852

	Year Ended December 31, 2021
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$270,842	$270,842
Primary nutrients	—	—	500,891	500,891
Products and co-products	313,195	714,120	—	1,027,315
Propane	246,002	—	—	246,002
Other	64,557	6,768	95,162	166,487
Total	$623,754	$720,888	$866,895	$2,211,537
Substantially all of the Company's revenues accounted for under ASC 606 are recorded at a point in time instead of over time for each of the periods above.

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

The Andersons, Inc. | 2023 Form 10-K | 51

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

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2023	2022
Balance at January 1	$55,408	$100,847
Balance at December 31	30,686	55,408

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The contract liabilities covered in the table above relate to the Nutrient & Industrial business for payments received in advance of fulfilling our performance obligations under our customer contracts. Contract liabilities are built up at year-end and through the first quarter as a result of payments in advance of fulfilling our performance obligations under our customer contracts in preparation for the spring application season. The contract liabilities are then relieved as obligations are met through the year. The variance in contract liabilities at December 31, 2023, compared to the prior years was due to tight supplies and a sharp increase of fertilizer prices towards the end of 2021 and the beginning of 2022 and customers were more willing to prepay for fertilizer to ensure supply and fix their input costs for the following spring application season. At December 31, 2022, and 2023, there was much less volatility in the fertilizer market leading customers to not prepay as significantly as customers were willing to do at December 31, 2021.

The Andersons, Inc. | 2023 Form 10-K | 52

8. Income Taxes

Income tax provision from continuing operations consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$30,274	$38,801	$23,333
State and local	5,852	13,541	4,934
Foreign	2,869	4,741	760
	38,995	57,083	29,027
Deferred:
Federal	(1,012)	(13,425)	(3,687)
State and local	1,252	(6,775)	819
Foreign	(2,201)	2,745	3,069
	(1,961)	(17,455)	201
Total:
Federal	29,262	25,376	19,646
State and local	7,104	6,766	5,753
Foreign	668	7,486	3,829
	$37,034	$39,628	$29,228

Income before income taxes from continuing operations consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$161,377	$173,810	$143,712
Foreign	8,186	20,772	17,058
	$169,563	$194,582	$160,770

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of related federal taxes	2.9	2.4	2.5
Effect of noncontrolling interest	(3.9)	(3.9)	(4.2)
Derivative instruments and hedging activities	—	(1.3)	0.4
U.S. income taxes on foreign earnings	1.3	(0.1)	0.7
Nondeductible compensation	0.9	1.2	1.9
Unrecognized tax benefits	4.7	8.0	2.1
Foreign tax credits	(2.9)	(2.1)	(1.3)
Research and development and other tax credits	(2.7)	(7.0)	(5.0)
Other, net	0.5	2.2	0.1
Effective tax rate	21.8%	20.4%	18.2%

The Andersons, Inc. | 2023 Form 10-K | 53

Net income taxes of $45.7 million, $88.7 million, and $51.7 million were paid in the years ended December 31, 2023, 2022, and 2021, respectively.

TAMH and ELEMENT are treated as partnerships for U.S. tax purposes. Partnerships are not taxable entities so the tax consequences of the partnership’s transactions flow through to the partners (i.e., investors) at their proportionate share. As a result, the Consolidated Statements of Operations do not reflect such income taxes within Net income attributable to the noncontrolling interest.

The Company has elected to treat Global Intangible Low Tax Income (“GILTI”) as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years.

For the years ended December 31, 2023, and 2022, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing and if/when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax liabilities:
Property, plant and equipment	$(66,497)	$(58,273)
Operating lease right-of-use assets	(8,716)	(9,370)
Identifiable intangibles	(3,565)	(6,802)
Investments	(29,962)	(34,604)
Derivative Instruments	(6,972)	(7,911)
Other	(5,826)	(5,160)
	(121,538)	(122,120)
Deferred tax assets:
Employee benefits	28,989	28,859
Accounts and notes receivable	10,406	6,726
Inventory	3,718	10,272
Federal income tax credits	3,439	1,914
Net operating loss carryforwards	1,015	1,740
Operating lease liability	8,653	9,526
Other	12,324	7,118
Total deferred tax assets	68,544	66,155
less: Valuation allowance	4,416	3,834
	64,128	62,321
Net deferred tax liabilities(a)	$(57,410)	$(59,799)
(a) The Company had deferred tax assets of $1.2 million and $4.3 million included in Other assets in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

On December 31, 2023, the Company had $50.6 million and $1.6 million of state and non-U.S. net operating loss carryforwards that begin to expire in 2028 and 2024, respectively. The Company also has $3.4 million of U.S. foreign tax credits ("FTCs") carryforwards that begin to expire in 2028. The valuation allowance of $4.4 million is related to deferred tax assets of $3.4 million, $0.6 million, and $0.4 million for U.S. federal FTCs, branch income tax accounting that will impact future U.S. federal FTCs, and outside basis differences in U.S. equity investees, respectively.

The Andersons, Inc. | 2023 Form 10-K | 54

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

The Company and its subsidiaries file income tax returns in the U.S., foreign, state and local jurisdictions. The Company is no longer subject to examination by taxing authorities in the U.S., foreign, or state and local jurisdictions for years before 2015. The Company and its subsidiary partnership returns are under federal tax examination by the IRS for tax years ranging from 2015 through 2021. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. Due to the potential for resolution of U.S. federal, foreign, state and local examinations, it is reasonably possible that the gross unrecognized tax benefits may change within the next twelve months by a range of $2.9 million to $7.6 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2023	2022	2021
Balance at beginning of period	$79,262	$51,754	$44,401
Tax positions related to the current year
Gross additions	—	8,074	13,179
Tax positions related to prior years
Gross additions	6,134	19,434	1,364
Gross reductions	(58)	—	(7,190)
Lapse in statute of limitations	(619)	—	—
Balance at end of period	$84,719	$79,262	$51,754
As of December 31, 2023, 2022 and 2021, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. As of December 31, 2023, unrecognized tax benefits of $84.7 million include $64.0 million associated with the federal and state research & development credits.

The Company’s practice is to recognize interest and penalties on uncertain tax positions in the Income tax provision from continuing operations within the Consolidated Statements of Operations. At December 31, 2023, 2022, and 2021, the Company recorded reserves of $13.0 million, $8.6 million and $2.7 million, respectively, of interest and penalties on uncertain tax positions in Other long-term liabilities within the Consolidated Balance Sheets.

The Andersons, Inc. | 2023 Form 10-K | 55

9. Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated other comprehensive income attributable to the Company ("AOCI") for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Currency Translation Adjustment
Beginning balance	$(8,203)	$5,631
Other comprehensive income (loss) before reclassifications	5,622	(13,834)
Tax effect	—	—
Other comprehensive income (loss), net of tax	5,622	(13,834)
Ending Balance	$(2,581)	$(8,203)
Cash Flow Hedges
Beginning balance	$23,546	$(5,335)
Other comprehensive income (loss) before reclassifications	6,725	37,575
Amounts reclassified from AOCI (a)	(10,132)	989
Tax effect	846	(9,683)
Other comprehensive income (loss), net of tax	(2,561)	28,881
Ending Balance	$20,985	$23,546
Pension and Other Postretirement Plans
Beginning balance	$4,883	$640
Other comprehensive income (loss) before reclassifications	19	6,492
Amounts reclassified from AOCI (b)	(911)	(911)
Tax effect	212	(1,338)
Other comprehensive income (loss), net of tax	(680)	4,243
Ending Balance	$4,203	$4,883
Investments in Convertible Preferred Securities
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending Balance	$258	$258

Total AOCI Ending Balance	$22,865	$20,484
(a)Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to the Consolidated Statements of Operations when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b)This AOCI component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses within the Consolidated Statements of Operations.

The Andersons, Inc. | 2023 Form 10-K | 56

10. Fair Value Measurements

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis:

(in thousands)	December 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,676	$39,572	$—	$88,248
Provisionally priced contracts (b)	(108,736)	(65,343)	—	(174,079)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,477	28,009	—	33,486
Total	$(54,583)	$2,238	$15,625	$(36,720)

(in thousands)	December 31, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$54,516	$143,402	$—	$197,918
Provisionally priced contracts (b)	(20,960)	(115,377)	—	(136,337)
Convertible preferred securities (c)	—	—	16,278	16,278
Other assets and liabilities (d)	(209)	31,400	—	31,191
Total	$33,347	$59,425	$16,278	$109,050
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

The Andersons, Inc. | 2023 Form 10-K | 57

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
A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2023	2022
Assets at January 1,	$16,278	$11,618
Additional investments	1,342	4,655
Gains (losses) included in Other income, net	497	5
Proceeds from investments	(1,670)	—
Reclassification to a receivable in Other assets, net	(822)	—
Assets at December 31,	$15,625	$16,278

The following tables summarize quantitative information about the Company's Level 3 fair value measurements:

Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2023	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,625	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of 12/31/2022	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$16,278	Implied based on market prices	N/A	N/A
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

There were no non-recurring fair value measurements as of December 31, 2023.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

The Andersons, Inc. | 2023 Form 10-K | 58

11. Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with the minority shareholders of the Company's Renewables operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Sales of products	$353,674	$398,390	$342,816
Purchases of products	49,176	76,479	44,182

	December 31,
(in thousands)	2023	2022
Accounts receivable	$6,732	$12,272
Accounts payable	3,901	7,070

12. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the management structure. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces, purchases and sells ethanol and co-products. The segment also operates a merchandising portfolio of ethanol, ethanol co-products and other biofuels such as renewable diesel feedstocks. The Nutrient & Industrial (formerly Plant Nutrient) business manufactures and distributes plant nutrient products such as agricultural inputs, primarily fertilizers and turf care products along with industrial products such as deicers, dust abatement solutions, and corncob-cased products. The segment was rebranded in 2023 to reflect the portfolio of market offerings in the segment. Other includes corporate income and expense and cost for functions that provide support and services to the operating segments, as well as other elimination and consolidation adjustments.

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues from external customers
Trade	$10,426,083	$13,047,537	$9,304,357
Renewables	3,380,632	3,178,539	2,440,798
Nutrient & Industrial	943,397	1,099,308	866,895
Total	$14,750,112	$17,325,384	$12,612,050

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest expense (income)
Trade	$35,234	$42,551	$23,688
Renewables	6,385	8,775	7,602
Nutrient & Industrial	7,016	7,298	4,355
Other	(1,768)	(1,775)	1,647
Total	$46,867	$56,849	$37,292
The Andersons, Inc. | 2023 Form 10-K | 59

	Year Ended December 31,
(in thousands)	2023	2022	2021
Other income, net
Trade	$29,988	$12,661	$35,878
Renewables	15,056	20,731	3,200
Nutrient & Industrial	2,391	3,001	2,128
Other	3,048	(2,570)	(3,768)
Total	$50,483	$33,823	$37,438

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income (loss) before income taxes from continuing operations
Trade	$96,234	$95,225	$87,946
Renewables (a)	91,175	108,221	81,205
Nutrient & Industrial	25,049	39,162	42,615
Other	(42,895)	(48,026)	(50,996)
Income before income taxes from continuing operations	$169,563	$194,582	$160,770
(a) Includes income attributable to noncontrolling interests of $31.3 million, $35.9 million and $31.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

	December 31,
(in thousands)	2023	2022
Identifiable assets
Trade	$2,164,578	$3,166,813
Renewables	763,203	835,860
Nutrient & Industrial	434,674	530,596
Other	492,552	74,727
Total assets	$3,855,007	$4,607,996

	Year Ended December 31,
(in thousands)	2023	2022	2021
Purchases of property, plant and equipment and capitalized software
Trade	$49,728	$29,433	$17,828
Renewables	54,546	42,734	28,502
Nutrient & Industrial	42,524	34,678	21,616
Other	3,645	1,439	3,828
Total	$150,443	$108,284	$71,774

	Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation and amortization
Trade	$36,109	$35,953	$44,335
Renewables	51,408	63,458	77,542
Nutrient & Industrial	29,268	26,634	25,957
Other	8,321	8,697	9,340
Total from continuing operations	125,106	134,742	157,174
Discontinued operations	—	—	21,760
Total	$125,106	$134,742	$178,934
The Andersons, Inc. | 2023 Form 10-K | 60

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues from external customers by geographic region
United States	$9,772,619	$12,503,330	$9,771,502
Canada	694,774	1,199,487	806,481
Mexico	533,012	493,111	490,672
Egypt	462,068	573,371	73,654
Switzerland	373,305	373,737	487,363
Other	2,914,334	2,182,348	982,378
Total	$14,750,112	$17,325,384	$12,612,050

Substantially all of the Company's long-lived assets are located within the United States. At December 31, 2023, the Company had approximately $36.1 million in long-lived assets abroad with substantially all of the foreign long-lived assets located within Canada for both periods presented.

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

The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheets related to leases:

		December 31,
(in thousands)	Consolidated Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Right of use assets, net	$54,234	$61,890
Finance lease assets	Property, plant and equipment, net	20,289	21,359
Total leased assets		$74,523	$83,249

Liabilities
Current operating leases	Accrued expenses and other current liabilities	22,322	25,364
Non-current operating leases	Long-term lease liabilities	31,659	37,147
Total operating lease liabilities		53,981	62,511

Current finance leases	Current maturities of long-term debt	1,134	1,565
Non-current finance leases	Long-term debt, less current maturities	7,879	8,400
Total finance lease liabilities		9,013	9,965
Total lease liabilities		$62,994	$72,476

The Andersons, Inc. | 2023 Form 10-K | 61

The components of lease cost recognized within the Company's Consolidated Statement of Operations were as follows:

		Year Ended December 31,
(in thousands)	Consolidated Statement of Operations Classification	2023	2022	2021
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$16,123	$19,891	$13,016
Operating lease cost	Operating, administrative and general expenses	13,203	10,132	10,324
Finance lease cost
Amortization of right-of-use assets	Cost of sales and merchandising revenues	120	614	978
Amortization of right-of-use assets	Operating, administrative and general expenses	1,045	1,009	1,008
Interest expense on lease liabilities	Interest expense, net	332	413	679
Short-term lease cost	Cost of sales and merchandising revenues	2,160	2,465	1,349
Short-term lease cost	Operating, administrative and general expenses	144	—	—
Variable lease cost	Cost of sales and merchandising revenues	500	338	458
Variable lease cost	Operating, administrative and general expenses	225	394	231
Total lease cost		$33,852	$35,256	$28,043

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

	As of December 31,
Weighted-Average Remaining Lease Term	2023	2022
Operating leases	4.0 years	3.9 years
Finance leases	8.6 years	6.9 years

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

	As of December 31,
Weighted-Average Discount Rate	2023	2022
Operating leases	4.27%	3.44%
Finance leases	3.77%	3.35%

Supplemental Cash Flow Information Related to Leases

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,467	$30,294	$29,304
Financing cash flows from finance leases	1,270	1,782	12,538
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	48,569	36,056	35,024
Finance leases	—	—	364

The Andersons, Inc. | 2023 Form 10-K | 62

Maturity Analysis of Leases Liabilities

	December 31, 2023
(in thousands)	Operating Leases	Finance Leases	Total
2024	$23,790	$1,447	$25,237
2025	14,518	1,456	15,974
2026	8,755	1,462	10,217
2027	5,225	1,471	6,696
2028	1,714	1,481	3,195
Thereafter	5,076	3,488	8,564
Total lease payments	59,078	10,805	69,883
Less: interest	5,097	1,792	6,889
Total	$53,981	$9,013	$62,994

	December 31, 2022
(in thousands)	Operating Leases	Finance Leases	Total
2023	$28,108	$1,889	$29,997
2024	17,326	1,768	19,094
2025	9,801	1,406	11,207
2026	5,142	1,384	6,526
2027	1,629	1,391	3,020
Thereafter	5,507	3,382	8,889
Total lease payments	67,513	11,220	78,733
Less: interest	5,002	1,255	6,257
Total	$62,511	$9,965	$72,476

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

The estimated losses for all outstanding claims that are considered estimable and reasonably possible are not material.

The Andersons, Inc. | 2023 Form 10-K | 63

15. Stock Compensation Plans

The Company's 2019 Long-Term Incentive Compensation Plan, dated February 22, 2019, and subsequently approved by shareholders on May 10, 2019, and amended and restated on May 6, 2022, is authorized to issue up to 7.0 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 3.8 million shares remain available for issuance at December 31, 2023.

Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award and recognizes forfeitures as they occur. Total compensation expense recognized in the Consolidated Statements of Operations for all stock compensation programs was $12.9 million, $11.2 million, and $11.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Awards & Units ("RSUs")

These awards are contingent to requisite service periods established within the grant documents and range from 1 to 3 years. RSUs graded vest in conjunction with the requisite service period. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the requisite service period on a straight-line basis.

A summary of the status of the Company's non-vested RSUs as of December 31, 2023, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	252	$32.79
Granted	152	44.84
Vested	(154)	29.57
Forfeited	(2)	41.26
Non-vested at December 31, 2023	248	$41.74

	Year Ended December 31,
	2023	2022	2021
Total fair value of shares vested (in thousands)	$4,369	$7,465	$9,453
Weighted-average fair value of RSUs granted	$44.84	$43.38	$26.86

As of December 31, 2023, there was $3.8 million of total unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a weighted-average period of 1.4 years.

Earnings Per Share-Based Performance Share Units (“EPS PSUs”)

Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2023 at 50% of the maximum available for issuance; and the awards granted in 2022 and 2021 at the maximum amount available for issuance.

The Andersons, Inc. | 2023 Form 10-K | 64

A summary of the status of the Company's EPS PSUs as of December 31, 2023, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	397	$28.35
Granted	131	46.04
Vested	(113)	19.06
Forfeited	(48)	20.65
Non-vested at December 31, 2023	367	$38.51

	Year Ended December 31,
	2023	2022	2021
Weighted-average fair value of EPS PSUs granted	$46.04	$43.98	$26.80

As of December 31, 2023, there was $3.7 million unrecognized compensation cost related to non-vested EPS PSUs that is expected to be recognized over a weighted-average period of 1.1 years.

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

2023
Risk free interest rate	4.60%
Dividend yield	—%
Volatility factor of the expected market price of the common shares	51.39%
Expected term (in years)	2.83
Correlation coefficient	0.34

A summary of the status of the Company's TSR PSUs as of December 31, 2023, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	397	$36.31
Granted	144	64.06
Vested	(170)	16.80
Forfeited	(4)	54.31
Non-vested at December 31, 2023	367	$56.01

	Year Ended December 31,
	2023	2022	2021
Weighted-average fair value of TSR PSUs granted	$64.06	$66.90	$35.66

As of December 31, 2023, there was approximately $4.4 million unrecognized compensation cost related to non-vested TSR PSUs that is expected to be recognized over a weighted-average period of 1.1 years.

The Andersons, Inc. | 2023 Form 10-K | 65

Employee Share Purchase Plan (the “ESP Plan”)

The ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 297 thousand common shares remaining available for issuance to and purchase by employees under this plan. The Company's 2004 ESP Plan restated and amended in 2023 authorized the Company to issue an additional 270 thousand common shares in 2023. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock. This liability is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2023	2022	2021
Risk free interest rate	4.73%	0.39%	0.10%
Dividend yield	2.07%	1.82%	2.86%
Volatility factor of the expected market price of the common shares	53%	38%	72%
Expected life for the options (in years)	1.0	1.0	1.0

16. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023, 2022, and 2021 are as follows:

(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Balance at January 1, 2021	$122,067	$8,789	$686	$131,542
Disposals (a)	(2,200)	—	—	(2,200)
Balance at December 31, 2021	119,867	8,789	686	129,342
Acquisitions	—	—	—	—
Balance at December 31, 2022	119,867	8,789	686	129,342
Disposals (b)	(800)	—	—	(800)
Impairments	—	—	(686)	(686)
Balance at December 31, 2023	$119,067	$8,789	$—	$127,856

(a) Removal of allocated goodwill due to the sale of a grain asset location in Illinois.
(b) Removal of allocated goodwill due to the sale of a grain asset location in Nebraska.

Goodwill for the Trade segment is $119.1 million as of December 31, 2023, which is net of prior years' accumulated impairment losses of $46.4 million. All goodwill for the Nutrient & Industrial segment has been fully impaired as of December 31, 2023, with net accumulated impairment losses $69.6 million.

The Company had goodwill of approximately $127.9 million at December 31, 2023, which includes approximately $77.8 million related to the Company's Grain Storage and Merchandising ("GSM") reporting unit, approximately $41.3 million related to the Company's Food and Specialty Ingredients ("FSI") reporting unit, and approximately $8.8 million related to the Company's Renewables reporting unit.

The Andersons, Inc. | 2023 Form 10-K | 66

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted-average cost of capital ("WACC") of a hypothetical third-party buyer. The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting units and which captures the perceived risks and uncertainties associated with the reporting unit's cash flows. The cost of debt is the rate that a prudent investor would require to lend money to the reporting units on an after-tax basis and is estimated based on a market-derived analysis of corporate bond yields. The cost of debt and equity is weighted based on the debt-to-market capitalization ratio of publicly traded companies with similarities to the reporting units being tested. The WACC applied in each reporting unit's last quantitative test ranged from 10.75% to 11.00%, which includes a company specific risk premium range from 2.0% to 2.5%. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units.

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

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the GSM and FSI reporting units are determined to have the greatest risk of future impairment charges given the difference (approximately 18% and 19%, respectively) between the BEV and carrying value of these reporting units as of the Company's annual impairment test date. Management performed a qualitative test for the Renewables reporting unit and determined that it was highly unlikely that the BEV is less than its carrying amount. If the Company's projected future cash flows were lower, or if the assumed weighted-average cost of capital were higher, the testing performed at year-end may have indicated an impairment of the goodwill related to one or more of the Company's reporting units. Any impairment charges that the Company may take in the future could be material to its Consolidated Statements of Operations and financial condition.

The Company recorded approximately $0.7 million of goodwill impairment charges in the year ended December 31, 2023, related to the Engineered Granules reporting unit within the Nutrient & Industrial segment. No goodwill impairment charges were incurred in the years ended December 31, 2022 or 2021 as a result of our annual impairment testing.

The Company's other intangible assets are as follows:

				December 31,
				2023			2022
(in thousands)	Useful Life (in years)			Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Intangible asset class
Customer lists	3	to	10	$149,880	$83,823	$66,057	$143,081	$70,539	$72,542
Non-compete agreements	1	to	7	22,240	21,514	726	22,242	21,311	931
Supply agreement	10	to	10	8,720	8,374	346	8,720	7,912	808
Technology	10	to	10	13,400	11,558	1,842	13,400	10,218	3,182
Trademarks and patents	7	to	10	15,810	14,302	1,508	15,810	13,165	2,645
Software	2	to	10	89,241	74,541	14,700	88,631	68,392	20,239
Other	3	to	5	843	443	400	998	438	560
				$300,134	$214,555	$85,579	$292,882	$191,975	$100,907
Amortization expense for intangible assets was $24.5 million, $24.1 million and $30.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Expected future annual amortization expense for the assets above is as follows: 2024 -- $21.8 million; 2025 -- $15.5 million; 2026 -- $13.3 million; 2027 -- $13.2 million; 2028 -- $11.3 million; and thereafter -- $10.6 million.

The Andersons, Inc. | 2023 Form 10-K | 67

17. Other Income, Net

The following table sets forth the items in Other income, net for the periods presented below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest income	$13,007	$3,000	$1,529
Property insurance recoveries	11,807	10,632	3,850
Gain on deconsolidation of joint venture	6,544	—	—
Gain on sale of assets and business, net	5,782	1,685	14,661
Patronage income	3,046	4,457	2,962
Biofuel Producer Program Funds	2,190	17,643	—
Equity earnings (losses) in affiliates	(1,178)	(5,671)	4,842
Other	9,285	2,077	9,594
Total	$50,483	$33,823	$37,438

Individually significant items included in the table above are:

Interest income - In 2023, the Company earned $11.1 million in interest income on cash and cash equivalents with an additional $1.9 million earned from an inventory financing program. In 2022, an inventory financing program earned $1.5 million, the remaining interest income consisted of individually insignificant amounts in the ordinary course of business. In 2021, the Company earned $1.3 million, the remaining interest income consisted of individually insignificant amounts in the ordinary course of business.

Property insurance recoveries- In 2023, property insurance recoveries consisted of $1.5 million related to a conveyor collapse at a Louisiana grain asset in the prior year, proceeds of $5.5 million related to a fire at a Michigan grain asset in the prior year, and proceeds of $2.7 million related to a grain bin collapse at a Indiana grain facility in the prior year, the remaining proceeds consists of several individually insignificant amounts in the ordinary course of business. In 2022, property insurance recoveries consisted of approximately $3.0 million relating to a prior period incident at the Company's port facility in Texas, proceeds of $2.6 million related to a conveyor collapse at a Louisiana grain asset, and proceeds of $5.0 million related to a grain bin collapse at an Indiana grain facility. In 2021, property insurance recoveries consisted of approximately $3.8 million relating to a prior period incident at the Company's port facility in Texas,

Gain on deconsolidation of joint venture - On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Consolidated Financial Statements. As a result of these activities, the Company recognized a gain on deconsolidation. See footnote 19 for additional information.

Gain on sale of assets and businesses - In 2023, the vast majority of the gain was from the sale of a Nebraska grain facility of $5.6 million. In 2022, the gain was primarily attributed to the sale of the Company's remaining frac sand facilities and assets in Oklahoma and Minnesota of $3.9 million. The Company In 2021, the gain was primarily attributed to the sale of an Illinois grain facility of $14.6 million.

Patronage income - As part of the Company's normal operations it relies heavily on short-term lines of credit in order to support working capital needs in addition to long-term debt presented on the Consolidated Balance Sheets. As part of these programs the Company receives patronage income from its lenders.

Biofuel Producer Program funds - The USDA as a part of the Biofuel Producer Program, created under CARES Act, provided funding to support biofuel producers who faced unexpected market losses due to the COVID-19 pandemic. In 2023, the Company received proceeds of $2.2 million under this program, of which $0.8 million was attributable to noncontrolling interest. In 2022, TAMH and ELEMENT received proceeds of $13.3 million and $4.3 million, respectively. Of these proceeds, $8.7 million was attributable to noncontrolling interest.

Equity earnings (losses) in affiliates - In 2023 and 2022, the Company recorded impairment charges on equity method investments for $1.0 million and $4.5 million, respectively. The remaining activity consists of routine earnings and losses in equity method investments through the ordinary course of business.

The Andersons, Inc. | 2023 Form 10-K | 68

18. Earnings Per Share

(in thousands except per common share data)	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income from continuing operations	$132,529	$154,954	$131,542
Net income attributable to noncontrolling interests (a)	31,339	35,899	31,880
Net income attributable to The Andersons Inc. common shareholders from continuing operations	$101,190	$119,055	$99,662

Income from discontinued operations, net of income taxes	$—	$12,025	$4,324

Denominator:
Weighted-average shares outstanding – basic	33,718	33,731	33,279
Effect of dilutive awards	664	691	576
Weighted-average shares outstanding – diluted	34,382	34,422	33,855

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$3.00	$3.53	$2.99
Discontinued operations	—	0.36	0.13
	$3.00	$3.89	$3.12
Diluted earnings:
Continuing operations	$2.94	$3.46	$2.94
Discontinued operations	—	0.35	0.13
	$2.94	$3.81	$3.07
(a) All Net income attributable to noncontrolling interests is within the continuing operations of the Company.

Antidilutive shares were de minimis for all periods presented above.

The Andersons, Inc. | 2023 Form 10-K | 69

19. ELEMENT

ELEMENT was structured as a limited liability company established for the primary purpose of producing ethanol and additional co-products such as distiller’s dried grain and corn oil. The facility located in Colwich, Kansas, was designed to produce 70 million gallons of ethanol per year and began operations in August 2019.

The Company holds 51% of the membership units and ICM Holdings, Inc. (“ICM”) owns the remaining 49% of the membership units. The Company had acted as the manager of the facility, responsibilities which were assumed per the Management Services Agreement dated January 1, 2021. As a result, ELEMENT was concluded to be a variable interest entity (“VIE”) and had been consolidated within the Company’s Consolidated Financial Statements.

In early 2023, ELEMENT was unable to make its scheduled debt payments and was placed into default. The default led to an impairment triggering event, concluding in an $87.2 million impairment charge in the first quarter.

On April 18, 2023, ELEMENT was placed into receivership and a receiver was appointed, which took possession and control of the rights and interests of ELEMENT. With this appointment, while retaining its investment in ELEMENT, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment which resulted in a pretax gain of $18.1 million. Additionally, at the time of deconsolidation the Company had $9.6 million in raw material and fee receivables as well as $2.0 million in loans and interest due from ELEMENT that were previously eliminated in consolidation, among other minor balances. Upon deconsolidation, the fair values of these receivables and loans from ELEMENT to the Company were ascertained to have minimal value, resulting in a pretax loss of $11.6 million. The combination of this activity triggered by the ELEMENT deconsolidation resulted in a cumulative net pretax gain of $6.5 million which was recorded in Other income, net in the Condensed Consolidated Statements of Operations.

On January 31, 2024, the receiver sold substantially all of the assets of ELEMENT for approximately $44.0 million. From the point of deconsolidation to December 31, 2023, the ELEMENT entity continued to incur losses and there have been no payments on the outstanding receivables or loan mentioned previously. No equity method losses related to ELEMENT have been recorded since deconsolidation as the investment is in a negative position as of December 31, 2023. The Company is currently in negotiations with the receiver to recover a portion of the outstanding receivables and loan which could potentially result in a nominal gain in early 2024.

The Andersons, Inc. | 2023 Form 10-K | 70

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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
The Andersons, Inc. | 2023 Form 10-K | 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Andersons, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 21, 2024

The Andersons, Inc. | 2023 Form 10-K | 72

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

During the three months ended September 30, 2023, two 105b-1 plans entered into by the Company's directors or executive officers. These plans were inadvertently omitted from the September 30, 2023, Form 10-Q filed with the Commission on November 6, 2023. The details of the plans are as follows:

On August 29, 2023, Patrick E. Bowe, Chief Executive Officer, entered into a Rule 105b-1 plan to sell up to 150,736 shares of the Company's common stock, based on certain price parameters, from November 27, 2023, to August 30, 2024.

On August 29, 2023, Brian K. Walz, Treasurer, entered into a Rule 105b-1 plan to sell up to 2,606 shares of the Company's common stock, based on certain price parameters, from November 30, 2023, to December 2, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

The Andersons, Inc. | 2023 Form 10-K | 73

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings "Election of Directors," “Corporate Governance,” and “Executive Officers” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 (the "Proxy Statement"), in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, and is incorporated herein by reference.

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

The Andersons, Inc. | 2023 Form 10-K | 74

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

(b) Exhibit Listing

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Articles of Incorporation.	10-K	3.1	December 31, 2019

3.2	Code of Regulations of The Andersons, Inc.	S-4/A	Annex B	May 19, 1995

4.1	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 033-58963).	S-4/A	4.1	May 19, 1995

4.2	Description of Securities of the Registrant	10-K	4.2	December 31, 2021

10.01*	2004 Employee Share Purchase Plan Restated and Amended January 2023	DEF 14A	Appendix A	March 9, 2023

10.02*	Amended and Restated 2019 Long-term Incentive Compensation Plan	DEF 14A	Appendix A	March 10, 2022

10.03*	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe	10-Q	10	September 30, 2015

10.04*	Employment Agreement between The Andersons, Inc. and William Krueger	10-K	10.04	December 31, 2022

10.05*	Change in Control & Severance Policy	10-K	10.35	December 31, 2018

10.06*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.3	March 31, 2019

10.07*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.1	June 30, 2019

10.08*	Form of Restricted Share Award	10-Q	10.4	March 31, 2019

10.09*	Form of Restricted Share Unit Agreement	10-Q	10.1	March 31, 2022

10.10*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.2	June 30, 2019

10.11*	Form of Restricted Share Unit Agreement	10-Q	10.01	March 31, 2023

10.12*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.02	March 31, 2023

10.13*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.03	March 31, 2023

The Andersons, Inc. | 2023 Form 10-K | 75

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.14*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.04	March 31, 2023

10.15	Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent.	8-K	10.1	January 14, 2019

10.16	Amendment No. 1 to Credit Agreement	10-Q	10.1	September 30, 2020

10.17	Amendment No. 2 to Credit Agreement	8-K	10.1	February 5, 2021

10.18	Amendment No. 3 to Credit Agreement	8-K	10.1	May 6, 2021

10.19	Amendment No. 4 to Credit Agreement	10-K	10.19	December 31, 2021

10.20	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF MARCH 28, 2022)	8-K	10.1	April 1, 2022

10.21	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF JUNE 15, 2023)	10-Q	10.2	June 30, 2023

10.22	TERM LOAN AGREEMENT Dated as of April 3, 2023 among THE ANDERSONS, INC., as the Borrower, FARM CREDIT MID-AMERICA, PCA, as Administrative Agent, and THE LENDERS PARTY HERETO FARM CREDIT MID-AMERICA, PCA, as Sole Lead Arranger and Sole Bookrunner	10-Q	10.1	June 30, 2023

10.23	CREDIT AGREEMENT by and among THE ANDERSONS MARATHON HOLDINGS LLC, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Bookrunners dated October 1, 2019.	8-K	10.2	October 3, 2019

10.24	First Amendment to Credit Agreement	8-K	10.1	December 17, 2019

10.25	Second Amendment to Credit Agreement	10-Q	10.2	June 30, 2020

10.26	Third Amendment to Credit Agreement	10-Q	10.1	June 30, 2021

10.27	Fourth Amendment to Credit Agreement	10-K	10.26	December 31, 2022

10.28	LOAN AGREEMENT between METLIFE REAL ESTATE LENDING LLC, a Delaware limited liability company, as Lender and THE ANDERSONS, INC., an Ohio corporation, as Borrower, FIRST MORTGAGE LOAN in the amount of $105,000,000.00 dated as of November 14, 2019. (Schedules within the Loan Agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	November 18, 2019

10.29	First Amendment to Loan Agreement	10-Q	10.1	June 30, 2020

The Andersons, Inc. | 2023 Form 10-K | 76

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.30	Second Amended and Restated Loan Agreement by and between SCOTIABANK ASSET FINANCE, a division of The Bank of Nova Scotia as Administrative Agent and THE LENDERS THAT ARE SIGNATORIES HERETO as Lenders and THE ANDERSONS CANADA LIMITED as Borrower	8-K	10.1	December 28, 2021

10.31	First Amendment to Second Amended and Restated Loan Agreement	10-K	10.30	December 31, 2022

10.32	Second Amendment to Second Amended and Restated Loan Agreement	10-K	10.31	December 31, 2022

10.33	Third Amendment to Second Amended and Restated Loan Agreement	10-K	10.32	December 31, 2022

10.34**	Fourth Amendment to Second Amended and Restated Loan Agreement

21.1**	Consolidated Subsidiaries of The Andersons, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350.

97.1**	Recoupment Policy

101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

The Andersons, Inc. | 2023 Form 10-K | 77

 Item 16. Form 10-K Summary

Not applicable

The Andersons, Inc. | 2023 Form 10-K | 78

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts receivable
2023	$26,392	$11,519	$—	$(1,972)	$35,939
2022	6,911	4,249	17,168	(1,936)	26,392
2021	9,255	(190)	—	(2,154)	6,911
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

The Andersons, Inc. | 2023 Form 10-K | 79

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC.

Date: February 21, 2024	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	2/21/2024	/s/ Gary A. Douglas	Director	2/21/2024
Patrick E. Bowe	(Principal Executive Officer)		Gary A. Douglas

/s/ Brian A. Valentine	Executive Vice President and Chief Financial Officer	2/21/2024	/s/ Pamela S. Hershberger	Director	2/21/2024
Brian A. Valentine	(Principal Financial Officer)		Pamela S. Hershberger

/s/ Michael T. Hoelter	Vice President, Corporate Controller & Investor Relations	2/21/2024	/s/ Catherine M. Kilbane	Director	2/21/2024
Michael T. Hoelter	(Principal Accounting Officer)		Catherine M. Kilbane

/s/ Michael J. Anderson, Sr.	Chairman	2/21/2024	/s/ Robert J. King, Jr.	Director	2/21/2024
Michael J. Anderson, Sr.			Robert J. King, Jr.

/s/ Gerard M. Anderson	Director	2/21/2024	/s/ Ross W. Manire	Director	2/21/2024
Gerard M. Anderson			Ross W. Manire

/s/ Steven K. Campbell	Director	2/21/2024	/s/ John T. Stout, Jr.	Director	2/21/2024
Steven K. Campbell			John T. Stout, Jr.

The Andersons, Inc. | 2023 Form 10-K | 80