Form 10-Q
period 2024-03-31
Andersons, Inc.
filed 2024-05-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2024

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

The registrant had 34,049,783 common shares outstanding at April 26, 2024.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2024	2023
Sales and merchandising revenues	$2,718,217	$3,881,238
Cost of sales and merchandising revenues	2,589,897	3,733,227
Gross profit	128,320	148,011
Operating, administrative and general expenses	119,358	117,235
Asset impairment	—	87,156
Interest expense, net	6,522	16,625
Other income, net	11,528	8,004
Income (loss) before income taxes	13,968	(65,001)
Income tax provision (benefit)	1,303	(5,884)
Net income (loss)	12,665	(59,117)
Net income (loss) attributable to noncontrolling interests	7,084	(44,367)
Net income (loss) attributable to The Andersons, Inc.	$5,581	$(14,750)

Average number of shares outstanding - basic	33,932	33,622
Average number of share outstanding - diluted	34,243	33,622

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss) per share attributable to The Andersons, Inc. common shareholders	$0.16	$(0.44)
Diluted earnings (loss) per share attributable to The Andersons, Inc. common shareholders	$0.16	$(0.44)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2024 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
Net income (loss)	$12,665	$(59,117)
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(175)	(188)
Foreign currency translation adjustments	(2,918)	767
Cash flow hedge activity	3,639	(4,796)
Other comprehensive income (loss)	546	(4,217)
Comprehensive income (loss)	13,211	(63,334)
Comprehensive income (loss) attributable to the noncontrolling interests	7,084	(44,367)
Comprehensive income (loss) attributable to The Andersons, Inc.	$6,127	$(18,967)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2024 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$283,902	$643,854	$70,853
Accounts receivable, net	701,706	762,549	1,125,071
Inventories	994,543	1,166,700	1,551,101
Commodity derivative assets – current	178,623	178,083	222,036
Other current assets	55,134	55,777	81,407
Total current assets	2,213,908	2,806,963	3,050,468
Other assets:
Goodwill	127,856	127,856	129,342
Other intangible assets, net	80,527	85,579	95,134
Right of use assets, net	52,541	54,234	59,209
Other assets, net	97,128	87,010	89,174
Total other assets	358,052	354,679	372,859
Property, plant and equipment, net	689,113	693,365	678,717
Total assets	$3,261,073	$3,855,007	$4,102,044
Liabilities and equity
Current liabilities:
Short-term debt	$10,148	$43,106	$638,210
Trade and other payables	625,836	1,055,473	768,872
Customer prepayments and deferred revenue	174,651	187,054	309,546
Commodity derivative liabilities – current	67,079	90,849	107,983
Current maturities of long-term debt	27,617	27,561	85,567
Accrued expenses and other current liabilities	177,953	232,288	202,133
Total current liabilities	1,083,284	1,636,331	2,112,311
Long-term lease liabilities	31,223	31,659	35,727
Long-term debt, less current maturities	556,174	562,960	486,892
Deferred income taxes	59,149	58,581	54,391
Other long-term liabilities	55,593	49,089	66,311
Total liabilities	1,785,423	2,338,620	2,755,632
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,064 shares issued for all periods presented)	142	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	375,155	387,210	377,768
Treasury shares, at cost (14, 270 and 289 shares at 3/31/2024, 12/31/2023 and 3/31/2023, respectively)	(631)	(10,261)	(11,006)
Accumulated other comprehensive income	23,411	22,865	16,267
Retained earnings	881,911	882,943	786,420
Total shareholders’ equity of The Andersons, Inc.	1,279,988	1,282,899	1,169,591
Noncontrolling interests	195,662	233,488	176,821
Total equity	1,475,650	1,516,387	1,346,412
Total liabilities and equity	$3,261,073	$3,855,007	$4,102,044
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2024 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$12,665	$(59,117)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	30,949	32,220
Asset impairment	—	87,156
Other	4,795	(2,230)
Changes in operating assets and liabilities:
Accounts receivable	57,725	125,113
Inventories	169,083	178,010
Commodity derivatives	(28,498)	83,148
Other current and non-current assets	1,923	(17,543)
Payables and other current and non-current liabilities	(488,269)	(760,292)
Net cash used in operating activities	(239,627)	(333,535)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(26,775)	(25,470)
Proceeds from sale of Rail assets	—	2,871
Other	4,723	2,792
Net cash used in investing activities	(22,052)	(19,807)
Financing Activities
Net (payments) receipts under short-term lines of credit	(31,913)	363,619
Payments of long-term debt	(6,870)	(30,251)
Distributions to noncontrolling interest owner	(44,910)	(9,980)
Dividends paid	(6,516)	(6,279)
Value of shares withheld for taxes	(8,071)	(6,616)
Other	—	(1,676)
Net cash (used in) provided by financing activities	(98,280)	308,817
Effect of exchange rates on cash and cash equivalents	7	109
Decrease in cash and cash equivalents	(359,952)	(44,416)
Cash and cash equivalents at beginning of period	643,854	115,269
Cash and cash equivalents at end of period	$283,902	$70,853
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2024 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net loss					(14,750)	(44,367)	(59,117)
Other comprehensive loss				(1,884)			(1,884)
Amounts reclassified from accumulated other comprehensive income				(2,333)			(2,333)
Distributions to noncontrolling interests						(9,980)	(9,980)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (201 shares)		(8,087)	5,543				(2,544)
Purchase of treasury shares (49 shares)			(1,671)				(1,671)
Dividends declared ($0.185 per common share)					(6,240)		(6,240)
Restricted share award dividend equivalents		607	165		(360)		412
Balance at March 31, 2023	$142	$377,768	$(11,006)	$16,267	$786,420	$176,821	$1,346,412

Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					5,581	7,084	12,665
Other comprehensive income				4,727			4,727
Amounts reclassified from accumulated other comprehensive income				(4,181)			(4,181)
Distributions to noncontrolling interests						(44,910)	(44,910)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (256 shares)		(12,749)	9,569				(3,180)
Dividends declared ($0.190 per common share)					(6,470)		(6,470)
Restricted share award dividend equivalents		694	61		(143)		612
Balance at March 31, 2024	$142	$375,155	$(631)	$23,411	$881,911	$195,662	$1,475,650

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2024 Form 10-Q | 5

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

These Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). Controlled subsidiaries include majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. ELEMENT, LLC ("ELEMENT"), formerly a joint venture ethanol plant within the Renewables segment, was deconsolidated from the Company's Condensed Consolidated Financial Statements in the second quarter of 2023. The Andersons Marathon Holdings LLC ("TAMH") is the Company’s only remaining VIE. The portion of these entities that is not owned by the Company is presented as noncontrolling interests. All intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2023 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning with the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

The Andersons, Inc. | Q1 2024 Form 10-Q | 6

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

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Grain and other agricultural products (a)	$669,373	$886,725	$1,112,155
Energy inventories (a)	14,454	21,705	17,641
Ethanol and co-products (a)	104,878	104,349	147,275
Plant nutrients and cob products	205,838	153,921	274,030
Total inventories	$994,543	$1,166,700	$1,551,101
(a) Includes RMI of $635.5 million, $862.5 million, and $1,085.7 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Land	$30,626	$30,912	$38,000
Land improvements and leasehold improvements	82,541	82,438	91,503
Buildings and storage facilities	366,790	365,744	362,451
Machinery and equipment	959,920	951,544	917,269
Construction in progress	45,327	36,541	48,158
	1,485,204	1,467,179	1,457,381
Less: accumulated depreciation	796,091	773,814	778,664
Property, plant and equipment, net	$689,113	$693,365	$678,717

Depreciation expense on property, plant, and equipment was $24.7 million and $26.2 million for three months ended March 31, 2024, and 2023, respectively.

In the first quarter of 2023, the Company recorded a $87.2 million impairment charge related to ELEMENT. The plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. At the time of the impairment, the Company owned 51% of ELEMENT and it was a consolidated entity, as such, 49% of the impairment charge was represented in Net income (loss) attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations.

The Andersons, Inc. | Q1 2024 Form 10-Q | 7

4. Debt

The total borrowing capacity of the Company's lines of credit at March 31, 2024, was $1,859.1 million, of which, the Company had a total of $1,845.6 million available for borrowing. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of March 31, 2024, December 31, 2023 and March 31, 2023, the estimated fair value of long-term debt, including the current portion, was $575.2 million, $585.1 million and $569.0 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

As part of the Company's ongoing covenant monitoring process in the prior year, the Company determined that ELEMENT was out of compliance with its working capital and owner's equity ratio covenants as of March 31, 2023. In addition, ELEMENT did not make its required February 2023 debt payment and subsequently received a default notice from the lender on February 17, 2023. As such, the $62.8 million of non-recourse debt associated with ELEMENT was classified in Current maturities of long-term debt as of March 31, 2023. On April 18, 2023, ELEMENT was placed into receivership and the related debt associated with ELEMENT was deconsolidated from the Company's Condensed Consolidated Financial Statements.

The Company is in compliance with all financial covenants as of March 31, 2024.

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

The Andersons, Inc. | Q1 2024 Form 10-Q | 8

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

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Cash collateral paid	$33,199	$24,439	$9,075
Fair value of derivatives	15,551	24,237	23,040
Net derivative asset position	$48,750	$48,676	$32,115

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	March 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$200,835	$9,764	$9,879	$107	$220,585
Commodity derivative liabilities	(53,722)	(165)	(78,647)	(4,901)	(137,435)
Cash collateral paid	31,510	—	1,689	—	33,199
Balance sheet line item totals	$178,623	$9,599	$(67,079)	$(4,794)	$116,349

	December 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$201,542	$1,496	$7,868	$13	$210,919
Commodity derivative liabilities	(47,898)	(64)	(98,717)	(431)	(147,110)
Cash collateral paid	24,439	—	—	—	24,439
Balance sheet line item totals	$178,083	$1,432	$(90,849)	$(418)	$88,248

	March 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$284,879	$4,175	$13,431	$74	$302,559
Commodity derivative liabilities	(71,918)	(1,024)	(121,414)	(2,384)	(196,740)
Cash collateral paid	9,075	—	—	—	9,075
Balance sheet line item totals	$222,036	$3,151	$(107,983)	$(2,310)	$114,894

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$19,342	$(27,568)

The Andersons, Inc. | Q1 2024 Form 10-Q | 9

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	March 31, 2024
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	553,569	—	—
Soybeans	28,902	—	—
Wheat	90,195	—	—
Oats	32,437	—	—
Ethanol	—	198,453	—
Dried distillers grain	—	—	703
Soybean meal	—	—	450
Other	6,742	37,193	2,279
Subtotal	711,845	235,646	3,432
Exchange traded:
Corn	174,300	—	—
Soybeans	36,115	—	—
Wheat	106,551	—	—
Oats	300	—	—
Ethanol	—	58,944	—
Propane	—	104,580	—
Other	—	1,302	505
Subtotal	317,266	164,826	505
Total	1,029,111	400,472	3,937

	December 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	519,825	—	—
Soybeans	41,848	—	—
Wheat	66,953	—	—
Oats	15,355	—	—
Ethanol	—	206,986	—
Dried distillers grain	—	—	740
Soybean meal	—	—	546
Other	6,847	37,153	1,882
Subtotal	650,828	244,139	3,168
Exchange traded:
Corn	160,795	—	—
Soybeans	34,250	—	—
Wheat	64,778	—	—
Oats	375	—	—
Ethanol	—	97,272	—
Propane	—	74,550	—
Other	—	420	825
Subtotal	260,198	172,242	825
Total	911,026	416,381	3,993

The Andersons, Inc. | Q1 2024 Form 10-Q | 10

	March 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	572,079	—	—
Soybeans	50,184	—	—
Wheat	101,663	—	—
Oats	31,658	—	—
Ethanol	—	200,591	—
Dried distillers grain	—	—	399
Soybean meal	—	—	367
Other	10,237	44,120	1,966
Subtotal	765,821	244,711	2,732
Exchange traded:
Corn	184,766	—	—
Soybeans	76,365	—	—
Wheat	83,618	—	—
Oats	1,125	—	—
Ethanol	—	69,972	—
Propane	—	45,402	—
Other	—	1,134	551
Subtotal	345,874	116,508	551
Total	1,111,695	361,219	3,283

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

The gains or losses on the derivatives designated as hedging instruments are recorded in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net in the same periods during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to Interest expense, net as interest payments are made on the Company’s variable-rate debt. In the case where interest rate derivatives are settled prior to maturity, the gain or loss is recorded in Other income, net within the Condensed Consolidated Statements of Operations.

The Company had recorded the following amounts for the fair value of the other derivatives:

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Derivatives not designated as hedging instruments
Foreign currency contracts included in Other current assets (liabilities)	$(793)	$907	$4,260
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$10,281	$9,968	$8,265
Interest rate contracts included in Other assets	22,579	18,041	16,779

The Andersons, Inc. | Q1 2024 Form 10-Q | 11

The recording of gains and losses on other derivatives and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	$4,843	$(6,407)
Interest rate derivative gains included in Interest expense, net	3,385	2,105
Interest rate derivative gains included in Other income, net	568	—

Outstanding interest rate derivatives, as of March 31, 2024, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Notional Amount (in millions)	Description	Interest Rate
Swap	2019	2025	$92.2	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$46.1	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$46.1	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2025	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%

6. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between ASC 606 and ASC 815 is as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Revenues under ASC 606	$648,843	$738,978
Revenues under ASC 815	2,069,374	3,142,260
Total revenues	$2,718,217	$3,881,238

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

The Andersons, Inc. | Q1 2024 Form 10-Q | 12

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line:

	Three months ended March 31, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$69,724	$69,724
Primary nutrients	—	—	67,312	67,312
Products and co-products	102,344	306,165	—	408,509
Propane	69,796	—	—	69,796
Other	1,973	1,247	30,282	33,502
Total	$174,113	$307,412	$167,318	$648,843

	Three months ended March 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$69,997	$69,997
Primary nutrients	—	—	64,750	64,750
Products and co-products	88,966	394,609	—	483,575
Propane	76,523	—	—	76,523
Other	12,590	2,348	29,195	44,133
Total	$178,079	$396,957	$163,942	$738,978

Substantially all of the Company's revenues accounted for under ASC 606 during the periods presented in the preceding tables are recorded at a point in time instead of over time.

Contract balances

The balances of the Company’s contract liabilities were $80.5 million and $30.7 million as of March 31, 2024 and December 31, 2023, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients within the Nutrient & Industrial segment received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season. Revenue is then recognized in the Nutrient & Industrial segment throughout the spring application season as the Company fulfills its contract obligations.

7. Income Taxes

	Three months ended March 31,
(in thousands)	2024	2023
Income (loss) before income taxes	$13,968	$(65,001)
Income tax provision (benefit)	1,303	(5,884)
Effective tax rate	9.3%	9.1%

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

The Andersons, Inc. | Q1 2024 Form 10-Q | 13

The difference between the 9.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2024 is primarily attributable to the tax impact of non-controlling interest, stock based compensation, and federal tax credits offset by state and local income taxes, nondeductible compensation, and other discrete tax items.

The difference between the 9.1% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2023 is primarily attributable to the tax impact of non-controlling interest, state and local income taxes, and nondeductible compensation. During the three months ended March 31, 2023, a discrete income tax benefit of $12.0 million was recorded on a loss before income taxes of $94.7 million from ELEMENT operations, which included an $87.2 million impairment charge.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended March 31,
(in thousands)	2024	2023
Currency Translation Adjustment
Beginning balance	$(2,581)	$(8,203)
Other comprehensive income (loss) before reclassifications	(2,918)	767
Tax effect	—	—
Other comprehensive income (loss), net of tax	(2,918)	767
Ending balance	$(5,499)	$(7,436)
Hedging Adjustment
Beginning balance	$20,985	$23,546
Other comprehensive income (loss) before reclassifications	8,796	(4,302)
Amounts reclassified from AOCI (a)	(3,953)	(2,105)
Tax effect	(1,204)	1,611
Other comprehensive income (loss), net of tax	3,639	(4,796)
Ending balance	$24,624	$18,750
Pension and Other Postretirement Adjustment
Beginning balance	$4,203	$4,883
Other comprehensive income (loss) before reclassifications	5	(14)
Amounts reclassified from AOCI (b)	(228)	(228)
Tax effect	48	54
Other comprehensive income (loss), net of tax	(175)	(188)
Ending balance	$4,028	$4,695
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending balance	$258	$258

Total AOCI Ending Balance	$23,411	$16,267
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity the gain or loss is recognized in Other income, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q1 2024 Form 10-Q | 14

9. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	March 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,750	$67,599	$—	$116,349
Provisionally priced contracts (b)	(86,176)	(30,709)	—	(116,885)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,525	32,860	—	38,385
Total	$(31,901)	$69,750	$15,625	$53,474

(in thousands)	December 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,676	$39,572	$—	$88,248
Provisionally priced contracts (b)	(108,736)	(65,343)	—	(174,079)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,477	28,009	—	33,486
Total	$(54,583)	$2,238	$15,625	$(36,720)

(in thousands)	March 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$32,115	$82,779	$—	$114,894
Provisionally priced contracts (b)	(16,187)	(52,150)	—	(68,337)
Convertible preferred securities (c)	—	—	15,410	15,410
Other assets and liabilities (d)	8,357	24,983	—	33,340
Total	$24,285	$55,612	$15,410	$95,307
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

The Andersons, Inc. | Q1 2024 Form 10-Q | 15

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2024	2023
Assets at January 1,	$15,625	$16,278
Gains included in Other income, net	—	802
Proceeds from investments	—	(1,670)
Assets at March 31,	$15,625	$15,410

The following tables summarize quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,625	$15,625	$15,410	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Valuation Method	Unobservable Input	Weighted Average
Ethanol Plant Assets (a)	$—	$—	$41,673	Various	Various	N/A
(a) The Company recognized impairment charges on ELEMENT ethanol plant assets in Colwich, Kansas. The fair value of the assets was determined by a third-party consultant using a discounted cash flow method and a market approach. Both of these methods were given probability weightings based on management's assessment of the ethanol plant's future operations to arrive at the fair value of the ethanol plant assets. The discounted cash flow model is determined by discounting the projected free cash flows using an appropriate discount rate. Key assumptions in the projections of future cash flows used in the consultant's model included input costs (corn, natural gas, etc.), production days, and co-product premiums. The market approach analyzed enterprise value to ethanol production capacity multiples for a group of guideline public companies as well as recent mergers and acquisition transactions. Using these multiples as a baseline, the consultant applied selected multiples to the ELEMENT plant production capacity to arrive at an indicated fair value. These measures are considered Level 3 inputs on a nonrecurring basis.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

The Andersons, Inc. | Q1 2024 Form 10-Q | 16

10. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholder of the Company's Renewables operations and certain equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Sales of products	$61,611	$74,951
Purchases of products	8,292	15,702

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Accounts receivable	$14,504	$6,732	$10,350
Accounts payable	5,333	3,901	2,800

11. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces ethanol and co-products through its four co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Nutrient & Industrial business manufactures and distributes plant nutrient products such as agricultural inputs, primarily fertilizers and turf care products along with industrial products such as deicers, dust abatement solutions and corncob-based products. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. The Company does not have any customers who represent 10 percent or more of total revenues.

	Three months ended March 31,
(in thousands)	2024	2023
Revenues from external customers
Trade	$1,893,859	$2,877,780
Renewables	657,039	839,516
Nutrient & Industrial	167,319	163,942
Total	$2,718,217	$3,881,238

	Three months ended March 31,
(in thousands)	2024	2023
Income (loss) before income taxes
Trade	$5,924	$39,364
Renewables (a)	22,791	(82,513)
Nutrient & Industrial	(1,850)	(10,438)
Other	(12,897)	(11,414)
Total	$13,968	$(65,001)
(a) Includes income (loss) attributable to noncontrolling interests of $7.1 million and $(44.4) million for the three months ended March 31, 2024 and 2023.

The Andersons, Inc. | Q1 2024 Form 10-Q | 17

12. Commitments and Contingencies

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

13. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2024	2023
Interest income	$4,682	$1,467
Gain on deconsolidation of joint venture	3,117	—
Patronage income	2,869	2,629
Property insurance recoveries	—	1,000
Other	860	2,908
Total	$11,528	$8,004

Individually significant items included in the table above are:

Interest income - In 2024 and 2023, the vast majority of interest income recorded by the Company was due to the amount of cash and cash equivalents on hand.

Gain on deconsolidation of joint venture - On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Condensed Consolidated Financial Statements. As a result of these activities, the Company recognized a gain on deconsolidation in the second quarter of 2023. The Company recognized an additional $3.1 million gain in the first quarter of 2024 as the amount of cash distributed to the Company related to its receivables from ELEMENT exceeded management's estimate at the time of deconsolidation.

Patronage income - As a part of the Company’s normal operations it relies on short-term lines of credit to support working capital needs in addition to long-term debt. The Company receives patronage income from its lenders as a part of these programs.

Property insurance recoveries - In 2023, all property insurance recoveries presented relate to a fire at a Michigan grain asset.

The Andersons, Inc. | Q1 2024 Form 10-Q | 18

14. Subsequent Events

On April 30, 2024, the Company closed on the acquisition of Reed & Perrine Sales, Inc., a manufacturer and distributor of premium turf fertilizers and control products headquartered in New Jersey, for a purchase price of approximately $6.7 million plus working capital.
The Andersons, Inc. | Q1 2024 Form 10-Q | 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects of economic, weather and agricultural conditions, regulatory conditions, competition globally and in the markets the Company serves, geopolitical risk, fluctuations in cost and availability of commodities, the effectiveness of the Company's internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2023 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2023 Form 10-K, have not materially changed through the first quarter of 2024.

Executive Overview

Our operations are organized, managed and classified into three reportable business segments: Trade, Renewables and Nutrient & Industrial. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure.

The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and merchandising revenues and cost of sales and merchandising revenues and a much less significant impact on gross profit. As a result, changes in sales and merchandising revenues and cost of sales and merchandising revenues between periods may not necessarily be indicative of the overall performance of the business and greater emphasis should be placed on changes in gross profit.

Trade

The Trade segment’s first quarter operating results were behind those of the prior year. Trade's grain asset locations received a substantial amount of insurance recoveries on damaged inventories and assets in the first quarter of the prior year. Otherwise, the results of the asset locations were relatively consistent year-over-year as domestic producers remain hesitant to forward sell due to lower commodity prices combined with limited basis appreciation to start the year. The merchandising business remained profitable but could not match a very strong first quarter in the prior year. An oversupply of commodities has shifted the global supply and demand balance, moving the market from an inverse to a carry and causing prices to weaken. While carry markets benefit the asset locations, reduced volatility and lower prices reduce opportunities for the merchandising business. In addition, given recent geopolitical unrest, we have intentionally and prudently pulled back on activity in certain regions.

Premium food and feed product lines produced stronger results in the first quarter, and recent acquisitions and growth capital investments continue to be accretive to this line of business.

With shifting fundamentals, our mix of assets and merchandising businesses provide a solid foundation for us to benefit from large crops and carry markets, with wheat income opportunities potentially returning to the market. Our assets are well-positioned for the grains to flow in due course. Domestic premium ingredient demand is also expected to stay solid and should continue to support recent capital growth investments.

The Andersons, Inc. | Q1 2024 Form 10-Q | 20

Agricultural inventories on hand were 106.7 million and 99.6 million bushels at March 31, 2024 and March 31, 2023, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 169 million bushels at March 31, 2024, which is slightly lower than the 180 million bushels of capacity in the prior year after the divestiture of certain grain assets.

Renewables

The Renewables segment's first quarter operating results were significantly higher than the prior year as the Company recorded an $87.2 million impairment charge related to the ELEMENT ethanol plant in 2023. After considering the impact of the impairment charge, the Renewables segment still outperformed the prior year as ethanol crush margins improved year-over-year, further supported by favorable hedging positions. The Company's production facilities continued to operate efficiently in the quarter with record production and lower natural gas costs. Renewables diesel feedstocks volumes continue to grow albeit with compressed margins on industry fundamentals. Feed ingredient demand was also improved, however, values declined on lower corn prices. All four plants have now completed their semi-annual maintenance shutdowns and are operating at full capacity. The ethanol margin environment should remain favorable, specifically at the eastern production facilities as corn basis in the east remains well below levels in the west, as well as an expected increase in ethanol export volumes.

Ethanol and related co-products volumes were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Ethanol (gallons shipped)	185,826	186,566
E-85 (gallons shipped)	12,291	9,519
Vegetable oils (pounds shipped) (a)	370,983	261,655
DDG (tons shipped) (b)	548	529
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) DDG tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's first quarter operating results improved from the prior year. During this seasonally slow period, the majority of the improvement was driven by increased volumes and margins in core agricultural product lines. Total segment volumes were up 12% when compared to the prior year with an overall increase in margins. Prior year margins were impacted by inventory write downs during a period of declining core fertilizer values. Spring applications remain behind both the prior year and the five-year average in our core geographic areas as wet and cold weather has caused delays. We expect strong demand through the s if planting conditions improve.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 458 thousand tons for dry nutrients and approximately 508 thousand tons for liquid nutrients at March 31, 2024, which is similar to the prior year.

Tons of product sold were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Ag Supply Chain	199	170
Specialty Liquids	91	82
Engineered Granules	64	63
Total tons	354	315

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

The Andersons, Inc. | Q1 2024 Form 10-Q | 21

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

Comparison of the three months ended March 31, 2024, with the three months ended March 31, 2023, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$1,893,859	$657,039	$167,319	$—	$2,718,217
Cost of sales and merchandising revenues	1,815,577	630,469	143,851	—	2,589,897
Gross profit	78,282	26,570	23,468	—	128,320
Operating, administrative and general expenses	72,258	7,997	25,443	13,660	119,358
Interest expense (income), net	5,633	532	923	(566)	6,522
Other income, net	5,533	4,750	1,048	197	11,528
Income (loss) before income taxes	$5,924	$22,791	$(1,850)	$(12,897)	$13,968
Income before income taxes attributable to the noncontrolling interests	—	7,084	—	—	7,084
Non-GAAP Income (loss) before income taxes attributable to the Company	$5,924	$15,707	$(1,850)	$(12,897)	$6,884

	Three months ended March 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$2,877,780	$839,516	$163,942	$—	$3,881,238
Cost of sales and merchandising revenues	2,760,602	823,713	148,912	—	3,733,227
Gross profit	117,178	15,803	15,030	—	148,011
Operating, administrative and general expenses	71,980	8,904	24,132	12,219	117,235
Asset impairment	—	87,156	—	—	87,156
Interest expense (income), net	11,817	3,097	2,182	(471)	16,625
Other income, net	5,983	841	846	334	8,004
Income (loss) before income taxes	$39,364	$(82,513)	$(10,438)	$(11,414)	$(65,001)
Loss before income taxes attributable to the noncontrolling interests	—	(44,367)	—	—	(44,367)
Non-GAAP Income (loss) before income taxes attributable to the Company	$39,364	$(38,146)	$(10,438)	$(11,414)	$(20,634)

The Company uses Income (loss) before income taxes attributable to the Company, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. Management believes that Income (loss) before income taxes attributable to the Company is a useful measure of the Company’s performance as it provides investors additional information about the Company's operations, allowing evaluation of underlying business performance and period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes, the most directly comparable amounts reported under GAAP.

The Andersons, Inc. | Q1 2024 Form 10-Q | 22

Trade

Operating results for the Trade segment decreased by $33.4 million from the prior year. Sales and merchandising revenues decreased by $983.9 million, and cost of sales and merchandising revenues decreased by $945.0 million for a decreased gross profit impact of $38.9 million. The majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to a decrease in volumes. Much of this decrease was intentional as management made a prudent decision to pull back on activity in certain regions due to the recent geopolitical unrest. A lesser impact in volumes was from delayed farmer engagement from lower commodity prices. Commodity prices have weakened due to the oversupply of commodities shifting the global supply and demand balance, as we have moved from an inverse to a carry market. Of the $38.9 million decrease in gross profit, $25.3 million was related to insurance recoveries recorded in the prior year within the asset-based business. This was followed by a $15.3 million decrease in the merchandising businesses as there were less trading opportunities in a less volatile commodity market.

Interest expense decreased by $6.2 million due to reduced short-term borrowings from lower commodity prices in addition to the business managing working capital usage in a higher interest rate environment.

Renewables

Operating results for Renewables increased by $53.9 million from the same period of prior year. Sales and merchandising revenues decreased by $182.5 million, and cost of sales and merchandising revenues decreased by $193.2 million compared to prior year. As a result, gross profit increased by $10.8 million. The decrease in both sales and merchandising revenues and cost of sales and merchandising revenues can be mainly attributed to lower ethanol and renewable diesel feedstocks values. The prior year results also include approximately $40 million of sales and merchandising revenues and cost of sales and merchandising revenues from the previously consolidated ELEMENT facility. There was a modest increase in volumes to the continued growth of our renewable diesel feedstock merchandising business, partially offset by the lack of ELEMENT activity in 2024. The gross profit associated with the ethanol plants was $15.3 million higher than the prior year from improved ethanol margins, favorable hedging positions, lower energy costs, and the removal of ELEMENT from consolidated results. This improvement at the plant level was partially offset by lower gross profit of $4.9 million from our third-party trading businesses as higher supply resulted in less volatility and fewer trading opportunities.

An asset impairment charge of $87.2 million related to ELEMENT was recorded in the prior year. As ELEMENT was a consolidated subsidiary of the Company at the time, the entire impairment charge is reflected in Asset impairment.

Interest expense decreased by $2.6 million from the prior year due to the deconsolidation of ELEMENT non-recourse debt.

Other income, net increased from the prior year by $3.9 million as the Company recorded an additional $3.1 million gain in the first quarter of 2024 as the amount of cash distributed to the Company related to its receivables from ELEMENT exceeded management's estimate in the prior year.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment increased by $8.6 million when compared to the same period of the prior year. Sales and merchandising revenues increased $3.4 million, and cost of sales and merchandising revenues decreased by $5.1 million resulting in increased gross profit of $8.4 million. The increase in sales and merchandising revenues and decrease in cost of sales and merchandising revenues within the segment was mainly due to margin improvement, led by the Ag Supply Chain business, as volumes only modestly increased from the prior year. Gross profit in the Ag Supply Chain business increased by $10.3 million due to the more stable pricing environment in the current year. The prior year also includes an inventory write down. Gross profit within the Engineered Granules business decreased approximately $1.7 million from the prior year due to lower margins, specifically in turf markets, as volumes remained flat to the prior year.

Operating, administrative and general expenses increased $1.3 million from prior year due to higher bad debt expense in the current year and collections on reserved balances associated with the legacy Rail business in the prior year that did not recur.

Interest expense decreased $1.3 million from prior year due to lower working capital usage.

The Andersons, Inc. | Q1 2024 Form 10-Q | 23

Income Taxes

For the three months ended March 31, 2024, the Company recorded income tax expense of $1.3 million. The Company's effective tax rate was 9.3% on income before taxes of $14.0 million. The difference between the 9.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest, stock-based compensation, and federal tax credits offset by state and local income taxes, nondeductible compensation, and other discrete tax items.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $5.9 million. The Company’s effective tax rate was 9.1% on a loss before income taxes of $65.0 million. The difference between the 9.1% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to the tax impact of non-controlling interest, state and local taxes, and nondeductible compensation. During the three months ended March 31, 2023, a discrete income tax benefit of $12.0 million was recorded on a loss before income taxes of $94.7 million from ELEMENT operations, which included an $87.2 million impairment charge.

The Company’s subsidiary partnership returns are under federal tax examination by the Internal Revenue Service (“IRS”) for the tax years 2015 through 2021. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The IRS and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $2.9 million to $13.1 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not yet adopted the Pillar Two model rules, several foreign countries enacted legislation in 2023 which closely follow OECD’s Pillar Two guidance to be effective January 1, 2024. The impact of Pillar Two legislation on the Company's 2024 effective tax rate is expected to be minimal. Management will continue to monitor Pillar Two legislation in our relevant jurisdictions to determine any changes to the Company's effective tax rate.

The Andersons, Inc. | Q1 2024 Form 10-Q | 24

Liquidity and Capital Resources

Working Capital
At March 31, 2024, the Company had working capital of $1,130.6 million, an increase of $192.5 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	March 31, 2024	March 31, 2023	Variance
Current Assets:
Cash and cash equivalents	$283,902	$70,853	$213,049
Accounts receivable, net	701,706	1,125,071	(423,365)
Inventories	994,543	1,551,101	(556,558)
Commodity derivative assets – current	178,623	222,036	(43,413)
Other current assets	55,134	81,407	(26,273)
Total current assets	2,213,908	3,050,468	(836,560)
Current Liabilities:
Short-term debt	10,148	638,210	(628,062)
Trade and other payables	625,836	768,872	(143,036)
Customer prepayments and deferred revenue	174,651	309,546	(134,895)
Commodity derivative liabilities – current	67,079	107,983	(40,904)
Current maturities of long-term debt	27,617	85,567	(57,950)
Accrued expenses and other current liabilities	177,953	202,133	(24,180)
Total current liabilities	1,083,284	2,112,311	(1,029,027)
Working Capital	$1,130,624	$938,157	$192,467

Current assets as of March 31, 2024, decreased $836.6 million in comparison to those as of March 31, 2023. This decrease was primarily related to the reduction of inventories and receivables which was partially offset by an increase in cash. The decreases in inventories and receivables can largely be attributed to the stabilization of agricultural commodity prices over the last year in comparison to historically high price levels of agricultural commodities, including fertilizer, in the same period of the prior year. The decreases in inventory and receivables also had a direct impact on cash as the Company was not deploying the cash to hold working capital as it had done in the previous year.

Current liabilities decreased $1,029.0 million from the prior year mainly due to the decreased utilization of the Company's short-term credit facility. The decreased use of the short-term credit facility is a result of the stabilization of commodity prices over the last year compared to the historically high commodity prices in the same period of the prior year, as well as a strategic focus on managing the use of short-term debt to fund working capital in light of the rising interest rate environment.

Sources and Uses of Cash

	Three months ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(239,627)	$(333,535)
Net cash used in investing activities	(22,052)	(19,807)
Net cash (used in) provided by financing activities	(98,280)	308,817

Operating Activities
Operating activities used cash of $239.6 million and $333.5 million in the first three months of 2024 and 2023, respectively. The amount of cash used in operating activities is consistent with expectations due to the seasonal cash outflows from the settlement of payables with producers that the Company typically experiences in the first quarter. When removing the significant changes in working capital and the significant amount of insurance recoveries received in 2023, the amount of cash provided by operating activities is ahead of the prior year.

The Andersons, Inc. | Q1 2024 Form 10-Q | 25

Investing Activities
Investing activities used cash of $22.1 million through the first three months of 2024 compared to using cash of $19.8 million in the prior period. The prior year included approximately $2.9 million of additional net proceeds from the Company's exit of the Rail business which accounted for the variance from the prior year.
We expect to invest approximately $150 to $175 million in property, plant and equipment in 2024; approximately 50% of which will be to maintain current facilities.

Financing Activities
Financing activities used cash of $98.3 million and provided cash of $308.8 million for the three months ended March 31, 2024 and 2023, respectively. This increase in cash used from the prior year is solely due to the change in the Company's borrowings on its short-term credit facility. The Company had sufficient cash on hand in the first quarter of 2024 to cover the large amount of settled payables and other changes in working capital.

The Company paid $6.5 million in dividends in the first three months of 2024 compared to $6.3 million paid in the prior period. The Company paid dividends of $0.190 and $0.185 per common share in January of 2024 and 2023, respectively. On February 15, 2024, the Company declared a cash dividend of $0.190 per common share payable on April 22, 2024, to shareholders of record on April 1, 2024.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,859.1 million in borrowing capacity. As of March 31, 2024, the Company had $1,845.6 million available for borrowing.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of March 31, 2024. In addition, certain of our long-term borrowings are collateralized by mortgages on various facilities.

The Company is typically in a significant net short-term borrowing position in the first two quarters of the year. The majority of these short-term borrowings bear interest at variable rates, an increase in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, the Company could receive a return of cash.
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness.

At March 31, 2024, the Company had standby letters of credit outstanding of $3.3 million.

The Andersons, Inc. | Q1 2024 Form 10-Q | 26

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in market risk, specifically commodity and interest rate risk during the three months ended March 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q1 2024 Form 10-Q | 27

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Refer to Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 12, “Commitments and Contingencies,” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2024	14,455	$57.54	—	$85,532,211
February 2024	108,871	52.76	—	85,532,211
March 2024	27,036	55.28	—	85,532,211
Total	150,362	$53.67	—	$85,532,211
(a) During the three months ended March 31, 2024, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of March 31, 2024, $14.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

The Andersons, Inc. | Q1 2024 Form 10-Q | 28

Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Performance Share Unit - Earnings Per Share & Total Shareholder Return

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q1 2024 Form 10-Q | 29

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: May 8, 2024	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: May 8, 2024	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q1 2024 Form 10-Q | 30