Form 10-Q
period 2024-06-30
Andersons, Inc.
filed 2024-08-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2024

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

The registrant had 34,068,496 common shares outstanding at July 26, 2024.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales and merchandising revenues	$2,795,205	$4,020,183	$5,513,422	$7,901,421
Cost of sales and merchandising revenues	2,619,834	3,798,246	5,209,731	7,531,473
Gross profit	175,371	221,937	303,691	369,948
Operating, administrative and general expenses	116,614	116,007	235,972	233,242
Asset impairment	—	—	—	87,156
Interest expense, net	6,611	13,953	13,133	30,578
Other income, net	5,200	12,441	16,728	20,445
Income before income taxes	57,346	104,418	71,314	39,417
Income tax provision	4,876	21,732	6,179	15,848
Net income	52,470	82,686	65,135	23,569
Net income (loss) attributable to noncontrolling interests	16,494	27,640	23,578	(16,727)
Net income attributable to The Andersons, Inc.	$35,976	$55,046	$41,557	$40,296

Average number of shares outstanding - basic	34,060	33,744	33,996	33,683
Average number of share outstanding - diluted	34,339	34,165	34,302	34,193

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share attributable to The Andersons, Inc. common shareholders	$1.06	$1.63	$1.22	$1.20
Diluted earnings per share attributable to The Andersons, Inc. common shareholders	$1.05	$1.61	$1.21	$1.18
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2024 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$52,470	$82,686	$65,135	$23,569
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(175)	(189)	(350)	(377)
Foreign currency translation adjustments	(1,965)	2,669	(4,883)	3,436
Cash flow hedge activity	(90)	6,735	3,549	1,939
Other comprehensive income (loss)	(2,230)	9,215	(1,684)	4,998
Comprehensive income	50,240	91,901	63,451	28,567
Comprehensive income (loss) attributable to the noncontrolling interests	16,494	27,640	23,578	(16,727)
Comprehensive income attributable to The Andersons, Inc.	$33,746	$64,261	$39,873	$45,294
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2024 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$530,386	$643,854	$96,293
Accounts receivable, net	743,550	762,549	1,030,271
Inventories	686,540	1,166,700	990,789
Commodity derivative assets – current	180,189	178,083	347,684
Other current assets	108,634	55,777	72,228
Total current assets	2,249,299	2,806,963	2,537,265
Property, plant and equipment, net	694,136	693,365	663,441
Other asset, net	356,378	354,679	369,340
Total assets	$3,299,813	$3,855,007	$3,570,046
Liabilities and equity
Current liabilities:
Short-term debt	$4,021	$43,106	$102,752
Trade and other payables	607,083	1,055,473	641,376
Customer prepayments and deferred revenue	124,424	187,054	189,947
Commodity derivative liabilities – current	128,847	90,849	251,101
Current maturities of long-term debt	27,671	27,561	27,511
Accrued expenses and other current liabilities	192,683	232,288	180,552
Total current liabilities	1,084,729	1,636,331	1,393,239
Long-term debt, less current maturities	549,378	562,960	576,489
Other long-term liabilities	145,444	139,329	161,836
Total liabilities	1,779,551	2,338,620	2,131,564
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,083 shares at 6/30/2024 and 34,064 shares at 12/31/2023 and 6/30/2023)	143	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	378,453	387,210	380,376
Treasury shares, at cost (14, 270 and 270 shares at 6/30/2024, 12/31/2023 and 6/30/2023, respectively)	(631)	(10,261)	(10,270)
Accumulated other comprehensive income	21,181	22,865	25,482
Retained earnings	911,455	882,943	835,256
Total shareholders’ equity of The Andersons, Inc.	1,310,601	1,282,899	1,230,986
Noncontrolling interests	209,661	233,488	207,496
Total equity	1,520,262	1,516,387	1,438,482
Total liabilities and equity	$3,299,813	$3,855,007	$3,570,046
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2024 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2024	2023
Operating Activities
Net income	$65,135	$23,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,218	62,585
Asset impairment	—	87,156
Other	10,821	952
Changes in operating assets and liabilities:
Accounts receivable	15,284	207,867
Inventories	477,723	734,855
Commodity derivatives	36,010	102,753
Other current and non-current assets	(50,587)	(1,247)
Payables and other current and non-current liabilities	(550,797)	(1,011,086)
Net cash provided by operating activities	64,807	207,404
Investing Activities
Acquisition of businesses, net of cash acquired	(9,561)	—
Purchases of property, plant and equipment and capitalized software	(55,389)	(74,991)
Other	6,812	3,318
Net cash used in investing activities	(58,138)	(71,673)
Financing Activities
Net payments under short-term lines of credit	(37,705)	(173,384)
Proceeds from issuance of long-term debt	—	100,000
Payments of long-term debt	(13,752)	(35,861)
Distributions to noncontrolling interest owner	(47,405)	(24,344)
Dividends paid	(12,993)	(12,527)
Value of shares withheld for taxes	(8,071)	(6,616)
Other	—	(2,255)
Net cash used in financing activities	(119,926)	(154,987)
Effect of exchange rates on cash and cash equivalents	(211)	280
Decrease in cash and cash equivalents	(113,468)	(18,976)
Cash and cash equivalents at beginning of period	643,854	115,269
Cash and cash equivalents at end of period	$530,386	$96,293
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2024 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2023	$142	$377,768	$(11,006)	$16,267	$786,420	$176,821	$1,346,412
Net income					55,046	27,640	82,686
Other comprehensive income				11,957			11,957
Amounts reclassified from accumulated other comprehensive income				(2,742)			(2,742)
Distributions to noncontrolling interests						(14,364)	(14,364)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (21 shares)		2,593	812				3,405
Purchase of treasury shares (2 shares)			(76)				(76)
Dividends declared ($0.185 per common share)					(6,245)		(6,245)
Restricted share award dividend equivalents		15			35		50
Balance at June 30, 2023	$142	$380,376	$(10,270)	$25,482	$835,256	$207,496	$1,438,482

Balance at March 31, 2024	$142	$375,155	$(631)	$23,411	$881,911	$195,662	$1,475,650
Net income					35,976	16,494	52,470
Other comprehensive income				1,201			1,201
Amounts reclassified from accumulated other comprehensive income				(3,431)			(3,431)
Distributions to noncontrolling interests						(2,495)	(2,495)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)	1	3,284					3,285
Dividends declared ($0.19 per common share)					(6,473)		(6,473)
Restricted share award dividend equivalents		14			41		55
Balance at June 30, 2024	$143	$378,453	$(631)	$21,181	$911,455	$209,661	$1,520,262
The Andersons, Inc. | Q2 2024 Form 10-Q | 5

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income (loss)					40,296	(16,727)	23,569
Other comprehensive income				10,073			10,073
Amounts reclassified from Accumulated other comprehensive income				(5,075)			(5,075)
Distributions to noncontrolling interests						(24,344)	(24,344)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (222 shares)		(5,494)	6,355				861
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.37 per common share)					(12,485)		(12,485)
Restricted share award dividend equivalents		622	165		(325)		462
Balance at June 30, 2023	$142	$380,376	$(10,270)	$25,482	$835,256	$207,496	$1,438,482

Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					41,557	23,578	65,135
Other comprehensive income				5,928			5,928
Amounts reclassified from Accumulated other comprehensive income				(7,612)			(7,612)
Distributions to noncontrolling interests						(47,405)	(47,405)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (256 shares)	1	(9,465)	9,569				105
Dividends declared ($0.38 per common share)					(12,943)		(12,943)
Restricted share award dividend equivalents		708	61		(102)		667
Balance at June 30, 2024	$143	$378,453	$(631)	$21,181	$911,455	$209,661	$1,520,262
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2024 Form 10-Q | 6

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation.

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2023, has been included as the Company operates in several seasonal industries.

The Condensed Consolidated Balance Sheet data at December 31, 2023, was derived from the audited Consolidated Financial Statements but does not include all disclosures required by GAAP. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Variable Interest Entities ("VIEs")

The Company consolidates any VIE of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary.

The Company's Condensed Consolidated Financial Statements include the assets, liabilities and results of operations of VIEs for which the Company is deemed to be the primary beneficiary. The other equity holders’ interests are reflected in "Net income (loss) attributable to noncontrolling interests" in the Condensed Consolidated Statements of Operations and "Noncontrolling interests" in the Condensed Consolidated Balance Sheets.

On October 1, 2019, the Company formed The Andersons Marathon Holding Company ("TAMH") with MPC Investments, LLC ("Marathon") for the primary purpose of producing ethanol, dried distillers grains, and corn oil and TAMH has plants located in Iowa, Indiana, Michigan, and Ohio. The plants have a combined nameplate capacity of 405 million gallons of ethanol but have a history of outperforming the nameplate capacity. The Company has ownership of 50.1% of TAMH's common units and management has determined that TAMH is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates TAMH and records noncontrolling interest for the share of the entity owned by Marathon.

ELEMENT was structured as a limited liability company which began operations in 2019 for the primary purpose of producing ethanol and additional co-products such as dried distillers grain and corn oil. The Company held 51% of the membership units and the Company had acted as the manager of the facility. As a result, ELEMENT was concluded to be a variable interest entity in which the Company was the primary beneficiary and had been consolidated within the Company’s Consolidated Financial Statements. On April 18, 2023, ELEMENT was placed into receivership and a receiver was appointed, which took possession and control of the rights and interests of ELEMENT. With this appointment, while retaining its investment in ELEMENT, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment. Therefore, operating results from January 1, 2023 to April 18, 2023, are included within the Condensed Consolidated Statements of Operations.
The Andersons, Inc. | Q2 2024 Form 10-Q | 7

The creditors of the consolidated VIEs do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of the assets and liabilities of TAMH, the Company's only consolidated VIE for the periods presented in the Company’s Condensed Consolidated Balance Sheets:

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$97,047	$153,258	$55,527
Accounts receivable, net	9,228	9,324	10,201
Inventories	47,079	61,270	73,703
Other current assets	5,530	6,844	8,920
Total current assets	158,884	230,696	148,351
Property, plant and equipment, net	271,073	270,379	269,179
Other assets, net	24,137	25,434	27,201
Total assets	$454,094	$526,509	$444,731
Liabilities
Current liabilities	$42,162	$51,020	$38,424
Long-term liabilities	9,940	12,010	14,757
Total liabilities	$52,102	$63,030	$53,181

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

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Grain and other agricultural products (a)	$452,314	$886,725	$707,980
Energy inventories (a)	14,085	21,705	19,564
Ethanol and co-products (a)	108,407	104,349	142,978
Plant nutrients and cob products	111,734	153,921	120,267
Total inventories	$686,540	$1,166,700	$990,789
(a) Includes RMI of $455.8 million, $862.5 million, and $691.7 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

The Andersons, Inc. | Q2 2024 Form 10-Q | 8

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Land	$31,008	$30,912	$31,838
Land improvements and leasehold improvements	84,019	82,438	81,470
Buildings and storage facilities	370,877	365,744	349,773
Machinery and equipment	977,948	951,544	891,368
Construction in progress	48,771	36,541	56,578
	1,512,623	1,467,179	1,411,027
Less: accumulated depreciation	818,487	773,814	747,586
Property, plant and equipment, net	$694,136	$693,365	$663,441

Depreciation expense on property, plant, and equipment was $24.6 million and $24.4 million for three months ended June 30, 2024, and 2023, respectively. Additionally, depreciation expense on property, plant and equipment was $49.3 million and $50.5 million for the six months ended June 30, 2024, and 2023, respectively.

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
The Andersons, Inc. | Q2 2024 Form 10-Q | 9

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

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Cash collateral paid (received)	$(25,316)	$24,439	$(15,290)
Fair value of derivatives	75,903	24,237	85,123
Net derivative asset position	$50,587	$48,676	$69,833

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	June 30, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$276,764	$8,141	$12,625	$35	$297,565
Commodity derivative liabilities	(71,259)	(96)	(141,472)	(7,756)	(220,583)
Cash collateral paid (received)	(25,316)	—	—	—	(25,316)
Balance sheet line item totals	$180,189	$8,045	$(128,847)	$(7,721)	$51,666

	December 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$201,542	$1,496	$7,868	$13	$210,919
Commodity derivative liabilities	(47,898)	(64)	(98,717)	(431)	(147,110)
Cash collateral paid (received)	24,439	—	—	—	24,439
Balance sheet line item totals	$178,083	$1,432	$(90,849)	$(418)	$88,248

	June 30, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$438,227	$3,959	$26,312	$59	$468,557
Commodity derivative liabilities	(75,253)	(1,029)	(277,413)	(4,215)	(357,910)
Cash collateral paid (received)	(15,290)	—	—	—	(15,290)
Balance sheet line item totals	$347,684	$2,930	$(251,101)	$(4,156)	$95,357

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$(6,168)	$4,827	$13,173	$(22,741)
The Andersons, Inc. | Q2 2024 Form 10-Q | 10

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	June 30, 2024
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	459,565	—	—
Soybeans	33,415	—	—
Wheat	101,022	—	—
Oats	31,958	—	—
Ethanol	—	241,555	—
Dried distillers grain	—	—	872
Soybean meal	—	—	420
Other	4,928	53,698	2,151
Subtotal	630,888	295,253	3,443
Exchange traded:
Corn	190,010	—	—
Soybeans	42,830	—	—
Wheat	110,618	—	—
Oats	155	—	—
Ethanol	—	75,306	—
Propane	—	113,274	—
Other	—	3,780	692
Subtotal	343,613	192,360	692
Total	974,501	487,613	4,135

	December 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	519,825	—	—
Soybeans	41,848	—	—
Wheat	66,953	—	—
Oats	15,355	—	—
Ethanol	—	206,986	—
Dried distillers grain	—	—	740
Soybean meal	—	—	546
Other	6,847	37,153	1,882
Subtotal	650,828	244,139	3,168
Exchange traded:
Corn	160,795	—	—
Soybeans	34,250	—	—
Wheat	64,778	—	—
Oats	375	—	—
Ethanol	—	97,272	—
Propane	—	74,550	—
Other	—	420	825
Subtotal	260,198	172,242	825
Total	911,026	416,381	3,993

The Andersons, Inc. | Q2 2024 Form 10-Q | 11

	June 30, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	547,805	—	—
Soybeans	42,273	—	—
Wheat	236,316	—	—
Oats	27,824	—	—
Ethanol	—	208,251	—
Dried distillers grain	—	—	479
Soybean meal	—	—	290
Other	11,064	33,819	2,704
Subtotal	865,282	242,070	3,473
Exchange traded:
Corn	177,425	—	—
Soybeans	27,555	—	—
Wheat	59,262	—	—
Oats	960	—	—
Ethanol	—	74,760	—
Propane	—	63,630	—
Other	—	1,008	393
Subtotal	265,202	139,398	393
Total	1,130,484	381,468	3,866

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

The Andersons, Inc. | Q2 2024 Form 10-Q | 12

The Company had recorded the following amounts for the fair value of the other derivatives:

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$9,961	$9,968	$11,107
Interest rate contracts included in Other assets	22,788	18,041	22,881

The recording of gains and losses on other derivatives and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income	$(120)	$8,996	$4,723	$2,590
Interest rate derivative gains included in Interest expense, net	3,203	2,515	6,588	4,619
Interest rate derivative gains included in Other income, net	—	—	568	—

Outstanding interest rate derivatives, as of June 30, 2024, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Notional Amount (in millions)	Description	Interest Rate
Swap	2019	2025	$45.3	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$90.6	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$45.3	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2025	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%

5. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, the vast majority of the Company's Trade and Renewables sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging. Of the sales and merchandising revenues within the scope of ASC 606 in the Trade and Renewables segments, substantially all of the activity occurs at a point in time with de minimis outstanding contract liabilities. In the Company's Nutrient & Industrial segment, all of the sales and merchandising revenues are within the scope of ASC 606. Therefore, a further disaggregation of revenues and detail of outstanding contract balances have been provided below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Ag Supply Chain	$236,307	$321,287	$306,113	$387,065
Specialty Liquids	62,508	81,171	108,308	126,604
Engineered Granules	52,522	43,134	104,235	95,865
Total	$351,337	$445,592	$518,656	$609,534

The Andersons, Inc. | Q2 2024 Form 10-Q | 13

The Nutrient & Industrial group is organized into three divisions: Ag Supply Chain, which includes wholesale distribution centers and retail farm centers; Specialty Liquids, which includes manufactured liquid products intended for agricultural and industrial uses; and Engineered Granules, which includes granular products for turf and agricultural uses, contract manufacturing and cob products. Prior period amounts above were recast to conform to this organization.

Substantially all of the Nutrient & Industrial segment revenues presented in the preceding table occurred within the United States and are recorded at a point in time instead of over time.

Contract balances

The balances of the Nutrient & Industrial segment's contract liabilities were $16.2 million and $30.7 million as of June 30, 2024 and December 31, 2023, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients within the Nutrient & Industrial segment received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season. Revenue is then recognized in the Nutrient & Industrial segment throughout the spring application season as the Company fulfills its contract obligations.

6. Income Taxes

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Income before income taxes	$57,346	$104,418	$71,314	$39,417
Income tax provision	4,876	21,732	6,179	15,848
Effective tax rate	8.5%	20.8%	8.7%	40.2%

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

The difference between the 8.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended June 30, 2024, is primarily attributable to the tax impact of non-controlling interest, federal tax credits, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.

The difference between the 20.8% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended June 30, 2023, was primarily attributable to the tax impact of non-controlling interest offset by state and local income taxes and nondeductible compensation. During the three months ended June 30, 2023, discrete tax expense of $1.4 million was recorded on income before taxes of $6.5 million related to gain on deconsolidation of the ELEMENT joint venture.

The difference between the 8.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the six months ended June 30, 2024, is primarily attributable to the tax impact of non-controlling interest, federal tax credits, stock based compensation, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.

The difference between the 40.2% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the six months ended June 30, 2023, was primarily attributable to the tax impact of non-controlling interest, state and local income taxes and nondeductible compensation. During the six months ended June 30, 2023, a net discrete income tax benefit of $10.6 million was recorded on a net loss before taxes of $88.8 million related to the current year operations, impairment charge, and gain on deconsolidation associated with ELEMENT.
The Andersons, Inc. | Q2 2024 Form 10-Q | 14

7. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Currency Translation Adjustment
Beginning balance	$(5,499)	$(7,436)	$(2,581)	$(8,203)
Other comprehensive income (loss) before reclassifications	(1,965)	2,669	(4,883)	3,436
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(1,965)	2,669	(4,883)	3,436
Ending balance	$(7,464)	$(4,767)	$(7,464)	$(4,767)
Hedging Adjustment
Beginning balance	$24,624	$18,750	$20,985	$23,546
Other comprehensive income (loss) before reclassifications	3,083	11,511	11,879	7,209
Amounts reclassified from AOCI (a)	(3,203)	(2,514)	(7,156)	(4,619)
Tax effect (c)	30	(2,262)	(1,174)	(651)
Other comprehensive income (loss), net of tax	(90)	6,735	3,549	1,939
Ending balance	$24,534	$25,485	$24,534	$25,485
Pension and Other Postretirement Adjustment
Beginning balance	$4,028	$4,695	$4,203	$4,883
Other comprehensive income (loss) before reclassifications	5	(15)	10	(29)
Amounts reclassified from AOCI (b)	(228)	(228)	(456)	(456)
Tax effect (c)	48	54	96	108
Other comprehensive income (loss), net of tax	(175)	(189)	(350)	(377)
Ending balance	$3,853	$4,506	$3,853	$4,506
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$21,181	$25,482	$21,181	$25,482
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
(b)This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.
(c)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.
The Andersons, Inc. | Q2 2024 Form 10-Q | 15

8. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	June 30, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$50,587	$1,079	$—	$51,666
Provisionally priced contracts (b)	(40,720)	(16,133)	—	(56,853)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	4,949	32,749	—	37,698
Total	$14,816	$17,695	$15,625	$48,136

(in thousands)	December 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,676	$39,572	$—	$88,248
Provisionally priced contracts (b)	(108,736)	(65,343)	—	(174,079)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,477	28,009	—	33,486
Total	$(54,583)	$2,238	$15,625	$(36,720)

(in thousands)	June 30, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$69,833	$25,524	$—	$95,357
Provisionally priced contracts (b)	(19,061)	(16,529)	—	(35,590)
Convertible preferred securities (c)	—	—	15,424	15,424
Other assets and liabilities (d)	5,018	33,988	—	39,006
Total	$55,790	$42,983	$15,424	$114,197
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

The Andersons, Inc. | Q2 2024 Form 10-Q | 16

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2024	2023
Assets at January 1,	$15,625	$16,278
Gains included in Other income, net	—	802
Proceeds from investments	—	(1,670)
Assets at March 31,	15,625	15,410
Additional investments	—	235
Losses included in Other income, net	—	(221)
Assets at June 30,	$15,625	$15,424

The following summarize quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,625	$15,625	$15,424	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no nonrecurring level 3 fair value measurements as of June 30, 2024, December 31, 2023, or June 30, 2023.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

As of June 30, 2024, December 31, 2023 and June 30, 2023, the estimated fair value of long-term debt, including the current portion, was $568.0 million, $585.1 million, and $597.6 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.
The Andersons, Inc. | Q2 2024 Form 10-Q | 17

9. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholder of the Company's Renewables operations and certain equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Sales of products	$70,691	$97,099	$132,301	$172,050
Purchases of products	7,964	14,524	16,256	30,226

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Accounts receivable	$15,435	$6,732	$15,218
Accounts payable	10,765	3,901	2,503

10. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces ethanol and co-products through its four co-owned and consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Nutrient & Industrial business manufactures and distributes plant nutrient products such as agricultural inputs, primarily fertilizers and turf care products along with industrial products such as deicers, dust abatement solutions and corncob-based products. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. The Company does not have any customers who represent 10 percent or more of total revenues.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues from external customers
Trade	$1,757,741	$2,696,810	$3,651,600	$5,574,590
Renewables	686,127	877,781	1,343,166	1,717,297
Nutrient & Industrial	351,337	445,592	518,656	609,534
Total	$2,795,205	$4,020,183	$5,513,422	$7,901,421

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Income (loss) before income taxes
Trade	$5,424	$4,990	$11,348	$44,354
Renewables (a)	39,200	66,604	61,991	(15,909)
Nutrient & Industrial	23,419	42,565	21,569	32,127
Other	(10,697)	(9,741)	(23,594)	(21,155)
Total	$57,346	$104,418	$71,314	$39,417
(a) Includes income (loss) attributable to noncontrolling interests of $16.5 million and $27.6 million for the three months ended June 30, 2024 and 2023, respectively, and $23.6 million and $(16.7) million for the six months ended June 30, 2024 and 2023, respectively.
The Andersons, Inc. | Q2 2024 Form 10-Q | 18

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

The estimated losses for outstanding claims that are considered reasonably possible are not material.

12. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$3,712	$1,708	$8,394	$3,175
Patronage income	537	78	3,406	2,094
Gain on deconsolidation of joint venture	—	6,544	3,117	6,544
Property insurance recoveries	—	2,180	—	3,183
Other	951	1,931	1,811	5,449
Total	$5,200	$12,441	$16,728	$20,445

Individually significant items included in the table above are:

Interest income - In 2024, the vast majority of interest income recorded by the Company was due to the amount of cash and cash equivalents on hand.

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

Property insurance recoveries - In 2023, property insurance recoveries consisted of proceeds of $2.2 million relating to a conveyor collapse in Delhi, Louisiana. The remaining proceeds consists of several individually insignificant amounts in the ordinary course of business.
The Andersons, Inc. | Q2 2024 Form 10-Q | 19

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2023 Form 10-K, have not materially changed through the second quarter of 2024.

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

Trade

The Trade segment’s second quarter operating results were slightly ahead of the prior year. Trade's growing premium food and feed ingredients business showed year-over-year improvement, driven by the addition of ACJ International, acquired in July 2023, and other recent growth capital investments. Results from our grain asset footprint were also better than the prior year, with wheat storage income leading improvements in the eastern grain belt. The merchandising business remained profitable but below 2023. Commodity markets are currently well-supplied with limited volatility. Farmer engagement remains slow due to overall market prices. While these carry markets benefit our assets, reduced volatility and lower prices reduce opportunities for the merchandising business.

Trade's portfolio mix of assets, ingredients and merchandising businesses provide a solid foundation for us to benefit from large crops and carry markets as well as tight, demand-driven markets. Our assets are well-positioned for the grains to flow in due course. Domestic premium ingredient demand is also expected to stay solid and should continue to support recent capital growth investments.

Agricultural inventories on hand were 78.1 million and 74.5 million bushels at June 30, 2024, and June 30, 2023, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 168 million bushels at June 30, 2024, which is slightly lower than the 175 million bushels of capacity in the prior year after the divestiture of certain grain assets.
The Andersons, Inc. | Q2 2024 Form 10-Q | 20

Renewables

The Renewables segment's second quarter operating results were lower than the outsized performance in the prior year as plant co-product values, particularly feed ingredients, were lower with feed ingredients following the overall price reduction of corn. Despite the lower co-product values, margins on ethanol production improved year-over-year on lower corn basis in the east and our production facilities continued to operate efficiently in the quarter with increased production and ethanol yields. Renewable diesel feedstocks volumes continue to grow albeit with compressed margins on industry fundamentals. Feed ingredient demand was also improved; however, values declined on lower corn prices. With a continued strong export environment, the ethanol margin environment should remain favorable.

Ethanol and related co-products volumes were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Ethanol (gallons shipped)	187,050	198,633	372,876	385,200
E-85 (gallons shipped)	13,494	9,562	25,785	19,081
Vegetable oils (pounds shipped) (a)	404,589	303,701	775,572	565,357
DDG (tons shipped) (b)	553	508	1,101	1,031
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) DDG tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's second quarter operating results were lower than the very strong prior year. Volumes were negatively impacted by a late and wet spring planting season in our market areas and relatively flat nutrient prices did not provide outsized margin opportunities we've seen in prior years. Also impacting the year-over-year comparison was a 2023 second quarter that had a significant shift of income from the first quarter into the second quarter. The engineered granules business saw improvement in the quarter on higher sales volume. Looking forward, second half agronomy sales and applications are dependent on the timing of harvest and grower's overall profitability.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 458 thousand tons for dry nutrients and approximately 510 thousand tons for liquid nutrients at June 30, 2024, which is similar to the prior year.

Tons of product sold were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Ag Supply Chain	578	674	777	844
Specialty Liquids	117	141	208	222
Engineered Granules	57	46	121	109
Total tons	752	861	1,106	1,175

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

The Andersons, Inc. | Q2 2024 Form 10-Q | 21

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 10, Segment Information.

Comparison of the three months ended June 30, 2024, with the three months ended June 30, 2023, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$1,757,741	$686,127	$351,337	$—	$2,795,205
Cost of sales and merchandising revenues	1,678,093	639,400	302,341	—	2,619,834
Gross profit	79,648	46,727	48,996	—	175,371
Operating, administrative and general expenses	72,803	7,756	25,393	10,662	116,614
Interest expense (income), net	5,454	947	693	(483)	6,611
Other income (loss), net	4,033	1,176	509	(518)	5,200
Income (loss) before income taxes	$5,424	$39,200	$23,419	$(10,697)	$57,346
Income before income taxes attributable to the noncontrolling interests	—	16,494	—	—	16,494
Non-GAAP Income (loss) before income taxes attributable to the Company	$5,424	$22,706	$23,419	$(10,697)	$40,852

	Three months ended June 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$2,696,810	$877,781	$445,592	$—	$4,020,183
Cost of sales and merchandising revenues	2,616,099	809,489	372,658	—	3,798,246
Gross profit	80,711	68,292	72,934	—	221,937
Operating, administrative and general expenses	69,146	7,568	28,886	10,407	116,007
Interest expense (income), net	10,903	1,588	1,983	(521)	13,953
Other income, net	4,328	7,468	500	145	12,441
Income (loss) before income taxes	$4,990	$66,604	$42,565	$(9,741)	$104,418
Income before income taxes attributable to the noncontrolling interests	—	27,640	—	—	27,640
Non-GAAP Income (loss) before income taxes attributable to the Company	$4,990	$38,964	$42,565	$(9,741)	$76,778

The Company uses Income (loss) before income taxes attributable to the Company, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. Management believes that Income (loss) before income taxes attributable to the Company is a useful measure of the Company’s performance as it provides investors additional information about the Company's operations, allowing evaluation of underlying business performance and period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes, the most directly comparable measure reported under GAAP.

Trade

Operating results for the Trade segment improved slightly from the same period of the prior year. Sales and merchandising revenues decreased by $939.1 million and cost of sales and merchandising revenues decreased by $938.0 million that resulted in decreased gross profit of $1.1 million. A vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to our merchandising business as management made a prudent decision to
The Andersons, Inc. | Q2 2024 Form 10-Q | 22

intentionally pull back on volumes traded in certain regions due to the recent geopolitical unrest. Reduced commodity prices also contributed to this contraction in sales and merchandising revenues and cost of sales and merchandising revenues across all of our business lines as the oversupply of commodities has shifted to a carry market. The slight decrease in gross profit can be attributed to reduced opportunities in a market with less volatility and stable commodity prices for the merchandising business. This decrease was partially offset by improved results in our asset business, primarily from wheat opportunities, and our premium ingredients business, including the benefits of its recent acquisition and other growth investments.

Operating, administrative and general expenses increased by $3.7 million. The majority of the increase from the prior year can be attributed to an additional $3.1 million of costs from organic growth and an acquisition.

Interest expense decreased by $5.4 million due to reduced short-term borrowings from lower commodity prices.

Renewables

Operating results for the Renewables segment declined by $16.3 million from the same period last year. Sales and merchandising revenues decreased by $191.7 million and cost of sales and merchandising revenues decreased by $170.1 million compared to prior year results. As a result, gross profit decreased by $21.6 million compared to 2023 results. The decrease in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to lower ethanol and renewable diesel feedstocks values. Sales volumes remained consistent for the base ethanol business and increased in our growing renewable diesel feedstocks business. Ethanol and ethanol co-products sales values have decreased by approximately 26% from the prior period along with substantial declines in values across the various renewable diesel feedstocks. The $21.6 million decrease to gross profit in the current period results reflect a $23.0 million decrease at our ethanol plants when compared to the outstanding 2023 performance. The main contributor to the decline from the prior year was due to lower ethanol co-product values as the price of corn decreased.

Other income, net decreased from the prior year by $6.3 million primarily due to a $6.5 million gain as a result of the deconsolidation of the ELEMENT ethanol plant in the prior year.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment declined by $19.1 million compared to the same period in the prior year. Sales and merchandising revenues decreased by $94.3 million and cost of sales and merchandising revenues decreased by $70.3 million resulting in a $23.9 million decrease in gross profit. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be equally attributable to both declines in volumes and prices. The business faced more challenging conditions thus far in 2024 as our core geographic footprint experienced a wet and late spring preventing the application of nutrients. This was a difficult comparison to the second quarter of 2023 in which the business experienced better weather and a stronger price environment during the spring application season. Our Ag Supply Chain and Specialty Liquids businesses were impacted the most by the poor weather conditions as the two businesses equally contributed to $23.2 million of the $23.9 million gross profit shortfall when compared to the outsized prior year results.

Income Taxes

For the three months ended June 30, 2024, the Company recorded income tax expense of $4.9 million. The Company's effective tax rate was 8.5% on income before taxes of $57.3 million. The difference between the 8.5% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest, federal tax credits, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.

For the three months ended June 30, 2023, the Company recorded income tax expense of $21.7 million. The Company's effective tax rate was 20.8% on income of $104.4 million. The difference between the 20.8% effective tax rate and the U.S. federal statutory tax rate of 21.0% was primarily attributable to the tax impact of non-controlling interest offset by state and local income taxes and nondeductible compensation. During the three months ended June 30, 2023, discrete tax expense of $1.4 million was recorded on income before taxes of $6.5 million related to a gain on the deconsolidation of a joint venture.
The Andersons, Inc. | Q2 2024 Form 10-Q | 23

Comparison of the six months ended June 30, 2024, with the six months ended June 30, 2023, including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$3,651,600	$1,343,166	$518,656	$—	$5,513,422
Cost of sales and merchandising revenues	3,493,670	1,269,869	446,192	—	5,209,731
Gross profit	157,930	73,297	72,464	—	303,691
Operating, administrative and general expenses	145,061	15,753	50,836	24,322	235,972
Interest expense (income), net	11,087	1,479	1,616	(1,049)	13,133
Other income (loss), net	9,566	5,926	1,557	(321)	16,728
Income (loss) before income taxes	$11,348	$61,991	$21,569	$(23,594)	$71,314
Income before income taxes attributable to the noncontrolling interests	—	23,578	—	—	23,578
Non-GAAP Income (loss) before income taxes attributable to the Company	$11,348	$38,413	$21,569	$(23,594)	$47,736

	Six months ended June 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$5,574,590	$1,717,297	$609,534	$—	$7,901,421
Cost of sales and merchandising revenues	5,376,701	1,633,202	521,570	—	7,531,473
Gross profit	197,889	84,095	87,964	—	369,948
Operating, administrative and general expenses	141,126	16,472	53,018	22,626	233,242
Asset impairment	—	87,156	—	—	87,156
Interest expense (income), net	22,720	4,685	4,165	(992)	30,578
Other income, net	10,311	8,309	1,346	479	20,445
Income (loss) before income taxes	$44,354	$(15,909)	$32,127	$(21,155)	$39,417
Loss before income taxes attributable to the noncontrolling interests	—	(16,727)	—	—	(16,727)
Non-GAAP Income (loss) before income taxes attributable to the Company	$44,354	$818	$32,127	$(21,155)	$56,144

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
The Andersons, Inc. | Q2 2024 Form 10-Q | 24

Trade

Operating results for the Trade segment decreased by $33.0 million from the prior year. Sales and merchandising revenues decreased by $1,923.0 million, and cost of sales and merchandising revenues decreased by $1,883.0 million for a decreased gross profit impact of $40.0 million. A vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to our merchandising business as management made a prudent decision to intentionally pull back on volumes traded in certain regions due to the recent geopolitical unrest. Reduced commodity prices also contributed to this contraction in sales and merchandising revenues and cost of sales and merchandising revenues across all of our business lines as the oversupply of commodities has shifted to a carry market. Of the $40.0 million decrease in gross profit, $20.3 million was related to insurance recoveries recorded in the prior year within the asset-based business. This was followed by a $26.5 million decrease in the merchandising businesses as there were less trading opportunities in a less volatile commodity market, which was partially offset by $8.8 million of improved results in our premium ingredients business as recent acquisitions were accretive to results.

Interest expense decreased by $11.6 million due to reduced short-term borrowings from lower commodity prices.

Renewables

Operating results for Renewables increased by $37.6 million from the same period of prior year. Sales and merchandising revenues decreased by $374.1 million, and cost of sales and merchandising revenues decreased by $363.3 million compared to prior year. As a result, gross profit decreased by $10.8 million. The decrease in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to lower ethanol and renewable diesel feedstocks values. Sales volumes remained consistent for the base ethanol business and increased in our growing renewable diesel feedstocks business. Ethanol and ethanol co-products sales values have decreased by approximately 27% from the prior period along with substantial declines in values across the various renewable diesel feedstocks. The $10.8 million decrease in gross profit from the prior period can mainly be attributable to the ethanol plants which are $7.6 million behind the strong prior year results. The main contributor to the decline from the prior year was due to lower ethanol co-product values as the price of corn decreased.

An asset impairment charge of $87.2 million related to ELEMENT was recorded in the prior year. As ELEMENT was a consolidated subsidiary of the Company at the time, the entire impairment charge is reflected in Asset impairment.

Interest expense decreased by $3.2 million from the prior year due to the deconsolidation of ELEMENT non-recourse debt.

Other income, net decreased from the prior year by $2.4 million as the Company recorded an additional $3.4 million in gains as a result of the deconsolidation of the ELEMENT ethanol plant in the prior year, which was partially offset by increased interest income in the current year.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment decreased by $10.6 million when compared to the same period of the prior year. Sales and merchandising revenues decreased $90.9 million, and cost of sales and merchandising revenues decreased by $75.4 million resulting in decreased gross profit of $15.5 million. Approximately 80% of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues was due to margin compression as the segment experienced reduced demand from a wet and late spring preventing the application of nutrients. Our Ag Supply Chain and Specialty Liquids businesses were impacted the most by the poor weather conditions as the two businesses equally contributed to $12.9 million of the $15.5 million gross profit shortfall when compared to the outsized prior year results.

Interest expense decreased $2.5 million from prior year due to lower working capital usage.

Income Taxes

For the six months ended June 30, 2024, the Company recorded income tax expense of $6.2 million. The Company's effective tax rate was 8.7% on income before taxes of $71.3 million. The difference between the 8.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest, federal tax credits, stock based compensation, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.

The Andersons, Inc. | Q2 2024 Form 10-Q | 25

For the six months ended June 30, 2023, the Company recorded an income tax expense of $15.8 million. The Company’s effective tax rate was 40.2% on income before income taxes of $39.4 million. The difference between the 40.2% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, state and local income taxes, and nondeductible compensation. During the six months ended June 30, 2023, a net discrete income tax benefit of $10.6 million was recorded on a net loss before income taxes of $88.8 million related to the operations, impairment charge, and gain on the deconsolidation of a joint venture.

The Company’s subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2015 through 2021. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $5.6 million to $10.7 million.

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

Liquidity and Capital Resources

Working Capital
At June 30, 2024, the Company had working capital of $1,164.6 million, an increase of $20.5 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	June 30, 2024	June 30, 2023	Variance
Current Assets:
Cash and cash equivalents	$530,386	$96,293	$434,093
Accounts receivable, net	743,550	1,030,271	(286,721)
Inventories	686,540	990,789	(304,249)
Commodity derivative assets – current	180,189	347,684	(167,495)
Other current assets	108,634	72,228	36,406
Total current assets	2,249,299	2,537,265	(287,966)
Current Liabilities:
Short-term debt	4,021	102,752	(98,731)
Trade and other payables	607,083	641,376	(34,293)
Customer prepayments and deferred revenue	124,424	189,947	(65,523)
Commodity derivative liabilities – current	128,847	251,101	(122,254)
Current maturities of long-term debt	27,671	27,511	160
Accrued expenses and other current liabilities	192,683	180,552	12,131
Total current liabilities	1,084,729	1,393,239	(308,510)
Working Capital	$1,164,570	$1,144,026	$20,544

Current assets as of June 30, 2024, decreased $288.0 million in comparison to those as of June 30, 2023. This decrease related to the reduction of all current asset accounts with the exception of the increase in cash and other current assets. The decreases in these current asset accounts can largely be attributed to the reduction and stabilization of agricultural commodity prices over the last year in comparison to historically high price levels of agricultural commodities, including fertilizer, in the same period of the prior year. The decreases in the working capital asset accounts also had a direct impact on cash as the Company was not deploying cash to hold working capital as it had done in the previous year.

Current liabilities decreased $308.5 million from the prior year. Current liabilities have decreased almost across the board as commodity prices have continued to stabilize over the last year compared to the historically high commodity prices in the same period of the prior year.
The Andersons, Inc. | Q2 2024 Form 10-Q | 26

Sources and Uses of Cash

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$64,807	$207,404
Net cash used in investing activities	(58,138)	(71,673)
Net cash used in financing activities	(119,926)	(154,987)

Operating Activities
Operating activities provided cash of $64.8 million and $207.4 million in the first six months of 2024 and 2023, respectively. The decrease in the amount of cash provided in operating activities is due to an unfavorable change of $105.5 million in operating assets and liabilities through the normal course of business combined with lower earnings from the prior year. Cash generation excluding working capital changes remained solid.

Investing Activities
Investing activities used cash of $58.1 million through the first six months of 2024 compared to $71.7 million in the prior period. Cash used in investing activities decreased from the prior year mainly due to reduced capital spending which was partially offset by $9.6 million in business acquisitions in the current year.
We expect to invest approximately $150 to $175 million in property, plant and equipment in 2024; approximately 50% of which will be to maintain current facilities.

Financing Activities
Financing activities used cash of $119.9 million and $155.0 million for the six months ended June 30, 2024, and 2023, respectively. This decrease in cash used from the prior year is mainly due to the change in the Company's borrowings on its short-term credit facility as the Company had sufficient cash on hand in 2024 to cover a large amount of settled payables and other changes in working capital.

The Company paid $13.0 million in dividends in the first six months of 2024 compared to $12.5 million paid in the prior period. The Company paid dividends of $0.19 and $0.185 per common share in January and April of 2024, and 2023, respectively. On June 20, 2024, the Company declared a cash dividend of $0.19 per common share payable on July 22, 2024, to shareholders of record on July 1, 2024.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,857.0 million in borrowing capacity. As of June 30, 2024, the Company had $1,849.6 million available for borrowing.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of June 30, 2024. In addition, certain of our long-term borrowings are collateralized by mortgages on various facilities.

The Company is typically in a net short-term borrowing position in the first two quarters of the year. The majority of these short-term borrowings bear interest at variable rates, an increase in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, the Company could receive a return of cash.
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness.

At June 30, 2024, the Company had standby letters of credit outstanding of $3.3 million.

Recent Developments

On June 6, 2024, the Company entered into a non-binding letter of intent to purchase a controlling interest in Skyland Grain, LLC ("Skyland"). Under the terms of the letter of intent, the Company has been granted exclusivity while the parties work in good faith to negotiate a definitive agreement. The Company is continuing to work through the due diligence process and, subject to agreeing to definitive documentation and the appropriate approvals, expects that the transaction could close in the second half of 2024. However, there can be no assurance that the parties will enter into a definitive agreement or that the proposed transaction will be completed.
The Andersons, Inc. | Q2 2024 Form 10-Q | 27

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q2 2024 Form 10-Q | 28

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Refer to Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 11, “Commitments and Contingencies,” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2024. As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of June 30, 2024, $14.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

The Andersons, Inc. | Q2 2024 Form 10-Q | 29

Item 6. Exhibits

Exhibit Number	Description

10.1
Second Amended and Restated Loan Agreement (as amended) by and between SCOTIABANK ASSET FINANCE, a division of The Bank of Nova Scotia as Administrative Agent and THE LENDERS THAT ARE SIGNATORIES HERETO as Lenders and THE ANDERSONS CANADA LIMITED

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

The Andersons, Inc. | Q2 2024 Form 10-Q | 30

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: August 7, 2024	/s/ Patrick E. Bowe
Patrick E. Bowe
Chairman, President and Chief Executive Officer

Date: August 7, 2024	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q2 2024 Form 10-Q | 31