Form 10-Q
period 2024-09-30
Andersons, Inc.
filed 2024-11-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2024

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

The registrant had 34,070,003 common shares outstanding at October 25, 2024.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales and merchandising revenues	$2,620,988	$3,635,691	$8,134,410	$11,537,112
Cost of sales and merchandising revenues	2,443,863	3,477,990	7,653,594	11,009,463
Gross profit	177,125	157,701	480,816	527,649
Operating, administrative and general expenses	120,494	126,306	356,466	359,548
Asset impairment	—	—	—	87,156
Interest expense, net	8,361	8,188	21,494	38,766
Other income, net	13,922	15,178	30,651	35,623
Income before income taxes	62,192	38,385	133,507	77,802
Income tax provision	10,731	7,862	16,911	23,710
Net income	51,461	30,523	116,596	54,092
Net income attributable to noncontrolling interests	24,096	20,815	47,674	4,088
Net income attributable to The Andersons, Inc.	$27,365	$9,708	$68,922	$50,004

Average number of shares outstanding - basic	34,069	33,752	34,020	33,706
Average number of share outstanding - diluted	34,358	34,270	34,321	34,266

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share attributable to The Andersons, Inc. common shareholders	$0.80	$0.29	$2.03	$1.48
Diluted earnings per share attributable to The Andersons, Inc. common shareholders	$0.80	$0.28	$2.01	$1.46
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2024 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$51,461	$30,523	$116,596	$54,092
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(222)	(276)	(572)	(653)
Foreign currency translation adjustments	3,792	(2,600)	(1,091)	836
Cash flow hedge activity	(9,375)	5,973	(5,826)	7,912
Other comprehensive income (loss)	(5,805)	3,097	(7,489)	8,095
Comprehensive income	45,656	33,620	109,107	62,187
Comprehensive income attributable to the noncontrolling interests	24,096	20,815	47,674	4,088
Comprehensive income attributable to The Andersons, Inc.	$21,560	$12,805	$61,433	$58,099
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2024 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$454,065	$643,854	$418,055
Accounts receivable, net	756,618	762,549	816,686
Inventories	884,339	1,166,700	985,292
Commodity derivative assets – current	122,326	178,083	239,595
Other current assets	113,726	55,777	67,471
Total current assets	2,331,074	2,806,963	2,527,099
Property, plant and equipment, net	709,951	693,365	680,188
Other assets, net	347,274	354,679	380,815
Total assets	$3,388,299	$3,855,007	$3,588,102
Liabilities and equity
Current liabilities:
Short-term debt	$14,716	$43,106	$14,138
Trade and other payables	774,347	1,055,473	822,153
Customer prepayments and deferred revenue	67,899	187,054	211,867
Commodity derivative liabilities – current	85,640	90,849	142,511
Current maturities of long-term debt	27,727	27,561	27,535
Accrued expenses and other current liabilities	207,543	232,288	189,430
Total current liabilities	1,177,872	1,636,331	1,407,634
Long-term debt, less current maturities	542,564	562,960	569,730
Other long-term liabilities	144,855	139,329	161,652
Total liabilities	1,865,291	2,338,620	2,139,016
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,083 shares at 9/30/2024 and 34,064 shares issued at 12/31/2023 and 9/30/2023)	143	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	382,009	387,210	383,724
Treasury shares, at cost (12, 270 and 270 shares at 9/30/2024, 12/31/2023 and 9/30/2023, respectively)	(572)	(10,261)	(10,266)
Accumulated other comprehensive income	15,376	22,865	28,579
Retained earnings	932,215	882,943	838,556
Total shareholders’ equity of The Andersons, Inc.	1,329,171	1,282,899	1,240,735
Noncontrolling interests	193,837	233,488	208,351
Total equity	1,523,008	1,516,387	1,449,086
Total liabilities and equity	$3,388,299	$3,855,007	$3,588,102
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2024 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2024	2023
Operating Activities
Net income	$116,596	$54,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91,626	93,800
Asset impairment	—	87,156
Other	15,146	1,347
Changes in operating assets and liabilities:
Accounts receivable	3,498	406,263
Inventories	278,947	748,118
Commodity derivatives	49,327	99,479
Other current and non-current assets	(59,376)	2,048
Payables and other current and non-current liabilities	(433,069)	(796,216)
Net cash provided by operating activities	62,695	696,087
Investing Activities
Purchases of property, plant and equipment and capitalized software	(93,230)	(108,718)
Acquisition of businesses, net of cash acquired	(9,561)	(24,385)
Insurance proceeds	9,219	—
Proceeds from sale of a business	—	10,318
Other	2,980	5,522
Net cash used in investing activities	(90,592)	(117,263)
Financing Activities
Net payments under short-term lines of credit	(27,054)	(261,152)
Payments of long-term debt	(20,649)	(42,734)
Distributions to noncontrolling interest owner	(87,325)	(44,304)
Dividends paid	(19,466)	(18,771)
Value of shares withheld for taxes	(8,101)	(6,627)
Proceeds from issuance of long-term debt	—	100,000
Other	—	(2,258)
Net cash used in financing activities	(162,595)	(275,846)
Effect of exchange rates on cash and cash equivalents	703	(192)
(Decrease) increase in cash and cash equivalents	(189,789)	302,786
Cash and cash equivalents at beginning of period	643,854	115,269
Cash and cash equivalents at end of period	$454,065	$418,055
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2024 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2023	$142	$380,376	$(10,270)	$25,482	$835,256	$207,496	$1,438,482
Net income					9,708	20,815	30,523
Other comprehensive income				6,060			6,060
Amounts reclassified from accumulated other comprehensive income (loss)				(2,963)			(2,963)
Distributions to noncontrolling interests						(19,960)	(19,960)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)		3,348	4				3,352
Dividends declared ($0.185 per common share)					(6,243)		(6,243)
Restricted share award dividend equivalents					(165)		(165)
Balance at September 30, 2023	$142	$383,724	$(10,266)	$28,579	$838,556	$208,351	$1,449,086

Balance at June 30, 2024	$143	$378,453	$(631)	$21,181	$911,455	$209,661	$1,520,262
Net income					27,365	24,096	51,461
Other comprehensive income (loss)				(2,383)			(2,383)
Amounts reclassified from accumulated other comprehensive income (loss)				(3,422)			(3,422)
Distributions to noncontrolling interests						(39,920)	(39,920)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (1 shares)		3,556	58				3,614
Dividends declared ($0.19 per common share)					(6,472)		(6,472)
Restricted share award dividend equivalents			1		(133)		(132)
Balance at September 30, 2024	$143	$382,009	$(572)	$15,376	$932,215	$193,837	$1,523,008
The Andersons, Inc. | Q3 2024 Form 10-Q | 5

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income					50,004	4,088	54,092
Other comprehensive income				16,133			16,133
Amounts reclassified from Accumulated other comprehensive income (loss)				(8,038)			(8,038)
Distributions to noncontrolling interests						(44,304)	(44,304)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (222 shares)		(2,146)	6,359				4,213
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.56 per common share)					(18,728)		(18,728)
Restricted share award dividend equivalents		622	165		(490)		297
Balance at September 30, 2023	$142	$383,724	$(10,266)	$28,579	$838,556	$208,351	$1,449,086

Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					68,922	47,674	116,596
Other comprehensive income				3,545			3,545
Amounts reclassified from Accumulated other comprehensive income (loss)				(11,034)			(11,034)
Distributions to noncontrolling interests						(87,325)	(87,325)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (257 shares)	1	(5,909)	9,627				3,719
Dividends declared ($0.57 per common share)					(19,416)		(19,416)
Restricted share award dividend equivalents		708	62		(234)		536
Balance at September 30, 2024	$143	$382,009	$(572)	$15,376	$932,215	$193,837	$1,523,008
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2024 Form 10-Q | 6

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2023, has been included as the Company operates in several seasonal industries.

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

The Company's Condensed Consolidated Financial Statements include the assets, liabilities and results of operations of VIEs for which the Company is deemed to be the primary beneficiary. The other equity holders’ interests are reflected in "Net income attributable to noncontrolling interests" in the Condensed Consolidated Statements of Operations and "Noncontrolling interests" in the Condensed Consolidated Balance Sheets.

On October 1, 2019, the Company formed The Andersons Marathon Holding Company ("TAMH") with MPC Investments, LLC ("Marathon") for the primary purpose of producing ethanol and additional co-products such as dried distillers grains and corn oil. TAMH has plants located in Iowa, Indiana, Michigan, and Ohio. The plants have a combined nameplate production capacity of 405 million gallons of ethanol but have a history of outperforming the nameplate capacity. The Company owns 50.1% of TAMH's common units and management has determined that TAMH is a VIE in which the Company is the primary beneficiary. Accordingly, TAMH is consolidated within the Company’s Consolidated Financial Statements and records noncontrolling interest for the share of the entity owned by Marathon.

ELEMENT was structured as a limited liability company which began operations in 2019 for the primary purpose of producing ethanol and additional co-products such as dried distillers grain and corn oil. The Company held 51% of the membership units and the Company had acted as the manager of the facility. As a result, ELEMENT was concluded to be a VIE in which the Company was the primary beneficiary and had been consolidated within the Company’s Consolidated Financial Statements. On April 18, 2023, ELEMENT was placed into receivership and a receiver was appointed, which took possession and control of the rights and interests of ELEMENT. With this appointment, while retaining its investment in ELEMENT, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment.
The Andersons, Inc. | Q3 2024 Form 10-Q | 7

Therefore, operating results from January 1, 2023, to April 18, 2023, are included within the Condensed Consolidated Statements of Operations.

The creditors of the consolidated VIEs do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of the assets and liabilities of TAMH, the Company's only consolidated VIE for the periods presented in the Company’s Condensed Consolidated Balance Sheets:

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$99,414	$153,258	$106,279
Accounts receivable, net	4,857	9,324	8,446
Inventories	36,605	61,270	36,912
Other current assets	5,018	6,844	7,169
Total current assets	145,894	230,696	158,806
Property, plant and equipment, net	273,799	270,379	269,433
Other assets, net	24,483	25,434	26,167
Total assets	$444,176	$526,509	$454,406
Liabilities
Current liabilities	$44,310	$51,020	$40,990
Long-term liabilities	11,051	12,010	13,438
Total liabilities	$55,361	$63,030	$54,428

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

The Andersons, Inc. | Q3 2024 Form 10-Q | 8

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

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Grain and other agricultural products (a)	$648,808	$886,725	$718,290
Energy inventories (a)	13,688	21,705	18,939
Ethanol and co-products (a)	80,577	104,349	94,375
Plant nutrients and cob products	141,266	153,921	153,688
Total inventories	$884,339	$1,166,700	$985,292
(a) Includes RMI of $639.7 million, $862.5 million, and $708.2 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Land	$30,984	$30,912	$30,872
Land improvements and leasehold improvements	86,206	82,438	79,829
Buildings and storage facilities	379,681	365,744	360,234
Machinery and equipment	1,004,315	951,544	916,552
Construction in progress	47,656	36,541	44,420
	1,548,842	1,467,179	1,431,907
Less: accumulated depreciation	838,891	773,814	751,719
Property, plant and equipment, net	$709,951	$693,365	$680,188

Depreciation expense on property, plant, and equipment was $25.0 million and $24.9 million for three months ended September 30, 2024, and 2023, respectively. Additionally, depreciation expense on property, plant and equipment was $74.3 million and $75.5 million for the nine months ended September 30, 2024, and 2023, respectively.

In the first quarter of 2023, the Company recorded a $87.2 million impairment charge related to ELEMENT. The plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. At the time of the impairment, the Company owned 51% of ELEMENT and it was a consolidated entity, as such, 49% of the impairment charge was represented in Net income attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations.

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

The Andersons, Inc. | Q3 2024 Form 10-Q | 9

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

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Cash collateral paid	$49,341	$24,439	$16,121
Fair value of derivatives	(10,199)	24,237	38,203
Net derivative asset position	$39,142	$48,676	$54,324

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	September 30, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$154,042	$3,656	$11,207	$219	$169,124
Commodity derivative liabilities	(81,057)	(96)	(96,847)	(1,916)	(179,916)
Cash collateral paid	49,341	—	—	—	49,341
Balance sheet line item totals	$122,326	$3,560	$(85,640)	$(1,697)	$38,549

	December 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$201,542	$1,496	$7,868	$13	$210,919
Commodity derivative liabilities	(47,898)	(64)	(98,717)	(431)	(147,110)
Cash collateral paid	24,439	—	—	—	24,439
Balance sheet line item totals	$178,083	$1,432	$(90,849)	$(418)	$88,248
The Andersons, Inc. | Q3 2024 Form 10-Q | 10

	September 30, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$301,990	$4,730	$12,733	$101	$319,554
Commodity derivative liabilities	(78,516)	(396)	(155,244)	(1,669)	(235,825)
Cash collateral paid	16,121	—	—	—	16,121
Balance sheet line item totals	$239,595	$4,334	$(142,511)	$(1,568)	$99,850

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Losses on commodity derivatives included in Cost of sales and merchandising revenues	$(87,774)	$(26,918)	$(74,600)	$(49,659)

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	September 30, 2024
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	562,754	—	—
Soybeans	56,718	—	—
Wheat	79,817	—	—
Oats	27,851	—	—
Ethanol	—	305,865	—
Dried distillers grain	—	—	931
Soybean meal	—	—	607
Other	4,073	83,847	2,056
Subtotal	731,213	389,712	3,594
Exchange traded:
Corn	185,750	—	—
Soybeans	41,835	—	—
Wheat	97,018	—	—
Oats	1,165	—	—
Ethanol	—	71,736	—
Propane	—	84,798	—
Other	—	2,016	1,432
Subtotal	325,768	158,550	1,432
Total	1,056,981	548,262	5,026
The Andersons, Inc. | Q3 2024 Form 10-Q | 11

	December 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	519,825	—	—
Soybeans	41,848	—	—
Wheat	66,953	—	—
Oats	15,355	—	—
Ethanol	—	206,986	—
Dried distillers grain	—	—	740
Soybean meal	—	—	546
Other	6,847	37,153	1,882
Subtotal	650,828	244,139	3,168
Exchange traded:
Corn	160,795	—	—
Soybeans	34,250	—	—
Wheat	64,778	—	—
Oats	375	—	—
Ethanol	—	97,272	—
Propane	—	74,550	—
Other	—	420	825
Subtotal	260,198	172,242	825
Total	911,026	416,381	3,993

	September 30, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	546,004	—	—
Soybeans	66,884	—	—
Wheat	114,195	—	—
Oats	24,712	—	—
Ethanol	—	217,092	—
Dried distillers grain	—	—	669
Soybean meal	—	—	686
Other	9,734	26,632	2,295
Subtotal	761,529	243,724	3,650
Exchange traded:
Corn	158,900	—	—
Soybeans	36,135	—	—
Wheat	106,068	—	—
Oats	1,865	—	—
Ethanol	—	121,002	—
Propane	—	108,990	—
Other	—	672	779
Subtotal	302,968	230,664	779
Total	1,064,497	474,388	4,429

The Andersons, Inc. | Q3 2024 Form 10-Q | 12

Interest Rate Derivatives

The Company’s objectives for using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt or payment of variable amounts with a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The Company had recorded the following amounts for the fair value of the interest rate derivatives:

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$6,000	$9,968	$12,026
Interest rate contracts included in Other assets	14,281	18,041	29,952

The recording of gains and losses on the interest rate derivatives and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income	$(12,477)	$7,981	$(7,754)	$10,571
Interest rate derivative gains (losses) included in Interest expense, net	3,194	2,734	9,782	7,354
Interest rate derivative gains included in Other income, net	—	—	568	—

Outstanding interest rate derivatives, as of September 30, 2024, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Notional Amount (in millions)	Description	Interest Rate
Swap	2019	2025	$44.5	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$89.1	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$44.5	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2025	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%

The Andersons, Inc. | Q3 2024 Form 10-Q | 13

5. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, the vast majority of the Company's Trade and Renewables sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging. Of the sales and merchandising revenues within the scope of ASC 606 in the Trade and Renewables segments, substantially all of the activity occurs at a point in time with de minimis outstanding contract liabilities. In the Company's Nutrient & Industrial segment, all sales and merchandising revenues are within the scope of ASC 606. Therefore, a further disaggregation of revenues and detail of outstanding contract balances have been provided below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Ag Supply Chain	$68,614	$79,058	$374,727	$466,126
Specialty Liquids	24,114	23,282	132,422	149,886
Engineered Granules	35,339	26,193	139,574	122,055
Total	$128,067	$128,533	$646,723	$738,067

The Nutrient & Industrial segment is organized into three divisions: Ag Supply Chain, which includes wholesale distribution centers and retail farm centers; Specialty Liquids, which includes manufactured liquid products intended for agricultural and industrial uses; and Engineered Granules, which includes granular products for turf and agricultural uses, contract manufacturing and cob products. Prior period amounts above were recast to conform to this organization.

Substantially all of the Nutrient & Industrial segment revenues presented in the preceding table occurred within the United States and are recorded at a point in time instead of over time.

Contract balances

The balances of the Nutrient & Industrial segment's contract liabilities were $15.6 million and $30.7 million as of September 30, 2024, and December 31, 2023, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients within the Nutrient & Industrial segment received in advance of fulfilling our performance obligations under our customer contracts. Due to the seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season. Revenue is then recognized in the throughout the spring application season as the Company fulfills its contract obligations which is why the balance is much lower in the current quarter when compared to December 31, 2023.

6. Income Taxes

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Income before income taxes	$62,192	$38,385	$133,507	$77,802
Income tax provision	10,731	7,862	16,911	23,710
Effective tax rate	17.3%	20.5%	12.7%	30.5%

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

The difference between the 17.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended September 30, 2024, is primarily attributable to the tax impact of noncontrolling interest and federal tax credits offset by state and local income taxes, tax impacts of foreign operations, nondeductible compensation, and changes in other discrete tax adjustments.

The Andersons, Inc. | Q3 2024 Form 10-Q | 14

The difference between the 20.5% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended September 30, 2023, was primarily attributable to the tax impact of noncontrolling interest offset by state and local income taxes, nondeductible compensation, and other discrete tax adjustments.

The difference between the 12.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the nine months ended September 30, 2024, is primarily attributable to the tax impact of noncontrolling interest, federal tax credits, stock-based compensation, and the reversal of certain unrecognized tax benefits offset by state and local income taxes, tax impacts of foreign operations, and nondeductible compensation.

The difference between the 30.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the nine months ended September 30, 2023, was primarily attributable to the tax impact of noncontrolling interest, state and local income taxes, nondeductible compensation and other discrete tax adjustments. Other discrete tax items include a net income tax benefit of $10.6 million recorded on a net loss before taxes of $88.8 million related to the operations, impairment charge, and gain on deconsolidation associated with ELEMENT.

7. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Currency Translation Adjustment
Beginning balance	$(7,464)	$(4,767)	$(2,581)	$(8,203)
Other comprehensive income (loss) before reclassifications	3,792	(2,600)	(1,091)	836
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	3,792	(2,600)	(1,091)	836
Ending balance	$(3,672)	$(7,367)	$(3,672)	$(7,367)
Hedging Adjustment
Beginning balance	$24,534	$25,485	$20,985	$23,546
Other comprehensive income (loss) before reclassifications	(9,283)	10,715	2,596	17,924
Amounts reclassified from AOCI (a)	(3,194)	(2,735)	(10,350)	(7,354)
Tax effect (c)	3,102	(2,007)	1,928	(2,658)
Other comprehensive income (loss), net of tax	(9,375)	5,973	(5,826)	7,912
Ending balance	$15,159	$31,458	$15,159	$31,458
Pension and Other Postretirement Adjustment
Beginning balance	$3,853	$4,506	$4,203	$4,883
Other comprehensive income (loss) before reclassifications	(59)	(129)	(49)	(158)
Amounts reclassified from AOCI (b)	(228)	(228)	(684)	(684)
Tax effect (c)	65	81	161	189
Other comprehensive income (loss), net of tax	(222)	(276)	(572)	(653)
Ending balance	$3,631	$4,230	$3,631	$4,230
Investments in Convertible Preferred Securities Adjustment
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$15,376	$28,579	$15,376	$28,579
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
The Andersons, Inc. | Q3 2024 Form 10-Q | 15

8. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	September 30, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$39,142	$(593)	$—	$38,549
Provisionally priced contracts (b)	(24,870)	(29,944)	—	(54,814)
Convertible preferred securities (c)	—	—	15,725	15,725
Other assets and liabilities (d)	6,226	20,281	—	26,507
Total	$20,498	$(10,256)	$15,725	$25,967

(in thousands)	December 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,676	$39,572	$—	$88,248
Provisionally priced contracts (b)	(108,736)	(65,343)	—	(174,079)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,477	28,009	—	33,486
Total	$(54,583)	$2,238	$15,625	$(36,720)

(in thousands)	September 30, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$54,324	$45,526	$—	$99,850
Provisionally priced contracts (b)	(80,657)	(24,460)	—	(105,117)
Convertible preferred securities (c)	—	—	20,628	20,628
Other assets and liabilities (d)	2,331	41,978	—	44,309
Total	$(24,002)	$63,044	$20,628	$59,670
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

The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices quoted on various exchanges for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the agribusiness industry, the Company has concluded that “basis” is typically a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives, depending on the specific commodity. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for these commodity contracts.

The Andersons, Inc. | Q3 2024 Form 10-Q | 16

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2024	2023
Assets at January 1,	$15,625	$16,278
Gains included in Other income, net	—	802
Proceeds from investments	—	(1,670)
Assets at March 31,	15,625	15,410
Additional investments	—	235
Losses included in Other income, net	—	(221)
Assets at June 30,	15,625	15,424
Additional investments	100	1,107
Gains included in Other income, net	—	4,919
Reclassification to a receivable in Other assets, net	—	(822)
Assets at September 30,	$15,725	$20,628

The following summarize quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,725	$15,625	$20,628	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no nonrecurring level 3 fair value measurements as of September 30, 2024, December 31, 2023, or September 30, 2023.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

As of September 30, 2024, December 31, 2023 and September 30, 2023, the estimated fair value of long-term debt, including the current portion, was $567.5 million, $585.1 million, and $585.2 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Andersons, Inc. | Q3 2024 Form 10-Q | 17

9. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholder of the Company's Renewables operations and certain equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Sales of products	$103,736	$98,062	$236,038	$270,112
Purchases of products	14,986	9,061	31,242	39,286

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Accounts receivable	$10,327	$6,732	$13,706
Accounts payable	4,633	3,901	4,697

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues from external customers
Trade	$1,747,715	$2,639,059	$5,399,315	$8,213,649
Renewables	745,206	868,099	2,088,372	2,585,396
Nutrient & Industrial	128,067	128,533	646,723	738,067
Total	$2,620,988	$3,635,691	$8,134,410	$11,537,112

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Income (loss) before income taxes
Trade	$26,266	$8,073	$37,615	$52,427
Renewables (a)	52,583	47,096	114,574	31,187
Nutrient & Industrial	(6,132)	(8,452)	15,437	23,675
Other	(10,525)	(8,332)	(34,119)	(29,487)
Total	$62,192	$38,385	$133,507	$77,802
(a) Includes Net income attributable to noncontrolling interests of $24.1 million and $20.8 million for the three months ended September 30, 2024, and 2023, respectively, and $47.7 million and $4.1 million for the nine months ended September 30, 2024, and 2023, respectively.

The Andersons, Inc. | Q3 2024 Form 10-Q | 18

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

The estimated losses for outstanding claims that are considered reasonably possible are not material.

12. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$8,141	$3,296	$16,535	$6,471
Property insurance recoveries	5,204	—	5,204	3,183
Patronage income	—	951	3,406	3,046
Gain on deconsolidation of joint venture	—	—	3,117	6,544
Gain on sale of assets and businesses	—	6,515	—	5,836
Gain on investments	—	4,798	—	5,144
Other	577	(382)	2,389	5,399
Total	$13,922	$15,178	$30,651	$35,623

Individually significant items included in the table above are:

Interest income - The vast majority of interest income recorded by the Company was due to the amount of cash and cash equivalents on hand in all periods presented.

Property insurance recoveries - In 2024, property insurance recoveries consisted of $5.0 million related to a grain bin collapse at an Indiana grain facility in a prior year. In 2023, property insurance recoveries consisted of several individually insignificant amounts in the ordinary course of business.

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

The Andersons, Inc. | Q3 2024 Form 10-Q | 19

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

13. Subsequent Events

On November 1, 2024, the Company purchased an ownership interest in Skyland Grain, LLC ("Skyland"), which operates grain receiving and agronomy facilities in Kansas, Oklahoma, Colorado, and Texas. The transaction enables the Company to expand its core grain and fertilizer businesses across strategic markets. The Company will own 65% of Skyland's equity and will result in the consolidation of Skyland’s results in the Company's Consolidated Financial Statements within the Trade and Nutrient & Industrial segments. The Company purchased its ownership interest in Skyland for $85.0 million in cash, subject to customary working capital adjustments, and was financed by cash on hand.

The Company will apply the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, to account for the transaction and expect to record any purchase price accounting adjustments in the fourth quarter of 2024. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited Condensed Consolidated Financial Statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets.
The Andersons, Inc. | Q3 2024 Form 10-Q | 20

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2023 Form 10-K, have not materially changed through the third quarter of 2024.

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

Trade

The Trade segment’s third quarter operating results were ahead of the prior year. Results from our grain asset footprint improved when compared to the prior year, due to strong elevation margins and space income. Trade's growing specialty food and feed ingredients business continued to benefit from recent growth investments. The merchandising business remained profitable with well-supplied commodity markets and limited volatility. Prior year results also included a $19 million pretax foreign currency loss in Egypt. As expected, farmer engagement ramped up during the quarter to bring significant old crop bushels to market and forward sell new crop in anticipation of an early and robust harvest.

The portfolio mix of assets, ingredients, and merchandising businesses provides a solid foundation for us to benefit from large crops and carry markets, as well as tight, demand-driven markets. Assets are well-positioned for the anticipated early and large harvest, which should allow Trade to purchase grains at low basis levels. Domestic specialty ingredient demand is also expected to stay solid and should continue to support recent capital growth investments.

Agricultural inventories on hand were 113.2 million and 91.4 million bushels at September 30, 2024, and September 30, 2023, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 170 million bushels at September 30, 2024, which is consistent with the prior year.

The Andersons, Inc. | Q3 2024 Form 10-Q | 21

Renewables

The Renewables segment's solid third quarter operating results were slightly improved when compared to the prior year. Margins on ethanol production improved year-over-year on significantly lower corn basis in the eastern plants, despite a reduction in ethanol board crush margins in the quarter. Production facilities continued to operate efficiently in the quarter with increased volume and higher ethanol yields. Plant co-product values were lower, with feed ingredients following the overall price reduction of corn despite improved demand. Renewable diesel feedstock volumes continue to grow albeit with compressed margins on industry fundamentals. All four plants completed their semi-annual maintenance shutdowns in the third quarter. A favorable ethanol margin environment should continue, supported by exports, higher blending rates and lower corn basis levels in the east.

Ethanol and related co-products volumes were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Ethanol (gallons shipped)	212,336	190,368	585,213	575,567
E-85 (gallons shipped)	12,142	11,786	37,927	30,867
Vegetable oils (pounds shipped) (a)	415,505	343,619	1,191,077	908,976
DDG (tons shipped) (b)	636	497	1,737	1,534
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) Dried distillers grains ("DDG") tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's third quarter operating results improved from the prior year. Overall volumes improved during a seasonally slow third quarter, but margins in base nutrients have reset to more normalized levels and did not repeat outsized margin opportunities seen in recent years. The engineered granules business saw significant improvement in the quarter on higher sales volume and margins, as the Company has continued to focus on operational improvements in this business. Looking forward, the fourth quarter should benefit from high yields and an early harvest, allowing for fall applications, dependent on grower sentiment.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 457 thousand tons for dry nutrients and approximately 511 thousand tons for liquid nutrients at September 30, 2024, which is similar to the prior year.

Tons of product sold were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Ag Supply Chain	205	209	982	1,053
Specialty Liquids	62	59	270	282
Engineered Granules	39	25	161	134
Total tons	306	293	1,413	1,469

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

The Andersons, Inc. | Q3 2024 Form 10-Q | 22

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 10, Segment Information.

Comparison of the three months ended September 30, 2024, with the three months ended September 30, 2023, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$1,747,715	$745,206	$128,067	$—	$2,620,988
Cost of sales and merchandising revenues	1,648,939	684,831	110,093	—	2,443,863
Gross profit	98,776	60,375	17,974	—	177,125
Operating, administrative and general expenses	75,825	8,839	24,591	11,239	120,494
Interest expense (income), net	5,405	713	2,838	(595)	8,361
Other income (loss), net	8,720	1,760	3,323	119	13,922
Income (loss) before income taxes	$26,266	$52,583	$(6,132)	$(10,525)	$62,192
Income before income taxes attributable to the noncontrolling interests	—	24,096	—	—	24,096
Non-GAAP Income (loss) before income taxes attributable to the Company	$26,266	$28,487	$(6,132)	$(10,525)	$38,096

	Three months ended September 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$2,639,059	$868,099	$128,533	$—	$3,635,691
Cost of sales and merchandising revenues	2,553,062	815,054	109,874	—	3,477,990
Gross profit	85,997	53,045	18,659	—	157,701
Operating, administrative and general expenses	79,247	8,332	26,233	12,494	126,306
Interest expense (income), net	6,515	963	1,484	(774)	8,188
Other income, net	7,838	3,346	606	3,388	15,178
Income (loss) before income taxes	$8,073	$47,096	$(8,452)	$(8,332)	$38,385
Income before income taxes attributable to the noncontrolling interests	—	20,815	—	—	20,815
Non-GAAP Income (loss) before income taxes attributable to the Company	$8,073	$26,281	$(8,452)	$(8,332)	$17,570

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

The Andersons, Inc. | Q3 2024 Form 10-Q | 23

Trade

Operating results for the Trade segment improved from the same period of the prior year. Sales and merchandising revenues decreased by $891.3 million and cost of sales and merchandising revenues decreased by $904.1 million resulting in increased gross profit of $12.8 million. A majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to reduced commodity prices across all of our business lines as the oversupply of commodities has shifted to a carry market. The remainder of the decrease from the prior year can be attributed to management making a prudent decision to intentionally pull back on volumes traded in certain regions due to the recent geopolitical unrest. The $12.8 million increase in gross profit can be attributed to a $17.2 million improvement in the international merchandising business as currency liquidity issues in Egypt impacted results in the prior period. Our asset-based business realized strong elevation margins and space income in the current carry market and our specialty ingredients business continues to perform well, realizing the benefits of its recent acquisition and other growth investments.

Operating, administrative and general expenses decreased by $3.4 million. Substantially all of the decrease from the prior year can be attributed to decreased incentives.

Interest expense decreased by $1.1 million due to reduced short-term borrowings from lower commodity prices.

Renewables

Operating results for the Renewables segment increased by $2.2 million from the same period last year. Sales and merchandising revenues decreased by $122.9 million and cost of sales and merchandising revenues decreased by $130.2 million compared to prior year results. As a result, gross profit increased by $7.3 million compared to 2023 results. The decrease in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to 23% lower ethanol prices, a similar reduction in DDG prices, and declines in values across the various renewable diesel feedstocks. Sales volumes remained consistent for the base ethanol business and increased in our feed and renewable diesel feedstocks products by 30% and 21%, respectively. The $7.3 million increase to gross profit in the current period results reflect a $10.1 million increase at the ethanol plants from efficient production combined with strong ethanol margins. The improved gross profit performance at the ethanol plants was partially offset by lower results in the third-party trading business on compressed margins despite higher sales volumes.

Other income, net decreased from the prior year by $1.6 million due to $2.2 million in USDA Biofuel Producer Program proceeds received in the third quarter of 2023 that did not recur.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment increased by $2.3 million compared to the same period in the prior year. Sales and merchandising revenues and cost of sales and merchandising revenues were flat from the prior year resulting in gross profit largely consistent with the prior year. Although overall gross profit was flat, our Ag Supply Chain business fell short of the prior year by $6.6 million due to a weaker margin environment as margins dropped approximately 50% from outsized levels in the prior year. This gross profit shortfall was almost entirely offset by the improved performance in our Engineered Granules and Specialty liquids businesses as both margins and volumes improved.

Operating, administrative and general expenses decreased from the prior year by $1.6 million mainly due to $1.2 million of reduced incentives from lower operating results.

Other income, net increased by $2.7 million in which substantially all of the increase from prior year was related to interest income from cash on hand.

Other

Results for the quarter declined by $2.2 million compared to the same period in the prior year. The decrease from the prior year was primarily driven by a $4.8 million revaluation gain of a cost method investment in the prior year which was partially offset by lower incentive compensation in the current year.

The Andersons, Inc. | Q3 2024 Form 10-Q | 24

Income Taxes

For the three months ended September 30, 2024, the Company recorded income tax expense of $10.7 million. The Company's effective tax rate was 17.3% on income before taxes of $62.2 million. The difference between the 17.3% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of noncontrolling interest and federal tax credits offset by state and local income taxes, tax impacts of foreign operations, nondeductible compensation, and changes in other discrete tax adjustments.

For the three months ended September 30, 2023, the Company recorded income tax expense of $7.9 million. The Company's effective tax rate was 20.5% on income of $38.4 million. The difference between the 20.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% was primarily attributable to the tax impact of noncontrolling interest offset by state and local income taxes, nondeductible compensation, and other discrete tax adjustments.

Comparison of the nine months ended September 30, 2024, with the nine months ended September 30, 2023, including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$5,399,315	$2,088,372	$646,723	$—	$8,134,410
Cost of sales and merchandising revenues	5,142,609	1,954,700	556,285	—	7,653,594
Gross profit	256,706	133,672	90,438	—	480,816
Operating, administrative and general expenses	220,886	24,592	75,427	35,561	356,466
Interest expense (income), net	16,492	2,192	4,454	(1,644)	21,494
Other income (loss), net	18,287	7,686	4,880	(202)	30,651
Income (loss) before income taxes	$37,615	$114,574	$15,437	$(34,119)	$133,507
Income before income taxes attributable to the noncontrolling interests	—	47,674	—	—	47,674
Non-GAAP Income (loss) before income taxes attributable to the Company	$37,615	$66,900	$15,437	$(34,119)	$85,833

	Nine months ended September 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$8,213,649	$2,585,396	$738,067	$—	$11,537,112
Cost of sales and merchandising revenues	7,929,763	2,448,256	631,444	—	11,009,463
Gross profit	283,886	137,140	106,623	—	527,649
Operating, administrative and general expenses	220,373	24,804	79,251	35,120	359,548
Asset impairment	—	87,156	—	—	87,156
Interest expense (income), net	29,235	5,648	5,649	(1,766)	38,766
Other income, net	18,149	11,655	1,952	3,867	35,623
Income (loss) before income taxes	$52,427	$31,187	$23,675	$(29,487)	$77,802
Loss before income taxes attributable to the noncontrolling interests	—	4,088	—	—	4,088
Non-GAAP Income (loss) before income taxes attributable to the Company	$52,427	$27,099	$23,675	$(29,487)	$73,714

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
The Andersons, Inc. | Q3 2024 Form 10-Q | 25

Trade

Operating results for the Trade segment decreased by $14.8 million from the prior year. Sales and merchandising revenues decreased by $2,814.3 million, and cost of sales and merchandising revenues decreased by $2,787.2 million for a decreased gross profit impact of $27.2 million. A majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to reduced commodity prices across all of our business lines as the oversupply of commodities has shifted to a carry market. The remainder of the decrease from the prior year can be attributed to management making a prudent decision to intentionally pull back on volumes traded in certain regions due to the recent geopolitical unrest. Of the $27.2 million decrease in gross profit, $20.3 million was related to damaged inventory insurance recoveries recorded in the prior year within the asset-based business. This was followed by a $14.7 million decrease in the merchandising businesses as there were less trading opportunities in a less volatile commodity market, which was partially offset by $6.6 million of improved results in our specialty ingredients business as recent acquisitions and growth investments were accretive to results.

Interest expense decreased by $12.7 million due to reduced short-term borrowings from lower commodity prices.

Renewables

Operating results for Renewables increased by $39.8 million from the same period of prior year. Sales and merchandising revenues decreased by $497.0 million, and cost of sales and merchandising revenues decreased by $493.6 million compared to prior year. As a result, gross profit decreased by $3.5 million. The decrease in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to 26% lower ethanol prices, a similar reduction in DDG prices, and declines in values across the various renewable diesel feedstocks. Sales volumes remained consistent for the base ethanol business and increased in our feed and renewable diesel feedstocks products by 16% and 31%, respectively. The $3.5 million decrease in gross profit from the prior period can mainly be attributed to margin compression in our third-party trading business.

An asset impairment charge of $87.2 million related to ELEMENT was recorded in the prior year. As ELEMENT was a consolidated subsidiary of the Company at the time, the entire impairment charge is reflected in Asset impairment.

Interest expense decreased by $3.5 million from the prior year, of which $2.2 million of the decrease was due to the deconsolidation of ELEMENT non-recourse debt with the remainder due to lower working capital usage.

Other income, net decreased from the prior year by $4.0 million as the Company recorded an additional $3.4 million in gains as a result of the deconsolidation of the ELEMENT ethanol plant in the prior year.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment decreased by $8.2 million when compared to the same period of the prior year. Sales and merchandising revenues decreased $91.3 million, and cost of sales and merchandising revenues decreased by $75.2 million resulting in decreased gross profit of $16.2 million. Over 90% of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues was due to margin compression as the prior year experienced outsized pricing opportunities in the spring application season. Specifically, our Ag Supply Chain business was impacted the most by a lower price environment and reduced volumes from a wet and delayed spring application season, as it contributed $13.1 million of the $16.2 million gross profit shortfall when compared to the outsized prior year results.

Interest expense decreased $1.2 million from prior year due to lower working capital usage.

Other income, net increased by $2.9 million in which substantially all of the increase from prior year was related to interest income from cash on hand.

Other

Results for the quarter decreased by $4.6 million compared to the same period in the prior year due to a $4.8 million revaluation gain of a cost method investment in the prior year.

The Andersons, Inc. | Q3 2024 Form 10-Q | 26

Income Taxes

For the nine months ended September 30, 2024, the Company recorded income tax expense of $16.9 million. The Company's effective tax rate was 12.7% on income before taxes of $133.5 million. The difference between the 12.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, federal tax credits, stock-based compensation, and the reversal of certain unrecognized tax benefits offset by state and local income taxes, tax impacts of foreign operations, and nondeductible compensation.

For the nine months ended September 30, 2023, the Company recorded an income tax expense of $23.7 million. The Company’s effective tax rate was 30.5% on income before income taxes of $77.8 million. The difference between the 30.5% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, state and local income taxes, and nondeductible compensation, and other discrete tax adjustments. Other discrete tax adjustments include a net income tax benefit of $10.6 million, recorded on a net loss before taxes of $88.8 million related to the operations, impairment charge, and gain on deconsolidation associated with ELEMENT.

The Company’s subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2022. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $5.7 million to $10.1 million.

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

Liquidity and Capital Resources

Working Capital
At September 30, 2024, the Company had working capital of $1,153.2 million, an increase of $33.7 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	September 30, 2024	September 30, 2023	Variance
Current Assets:
Cash and cash equivalents	$454,065	$418,055	$36,010
Accounts receivable, net	756,618	816,686	(60,068)
Inventories	884,339	985,292	(100,953)
Commodity derivative assets – current	122,326	239,595	(117,269)
Other current assets	113,726	67,471	46,255
Total current assets	2,331,074	2,527,099	(196,025)
Current Liabilities:
Short-term debt	14,716	14,138	578
Trade and other payables	774,347	822,153	(47,806)
Customer prepayments and deferred revenue	67,899	211,867	(143,968)
Commodity derivative liabilities – current	85,640	142,511	(56,871)
Current maturities of long-term debt	27,727	27,535	192
Accrued expenses and other current liabilities	207,543	189,430	18,113
Total current liabilities	1,177,872	1,407,634	(229,762)
Working Capital	$1,153,202	$1,119,465	$33,737

The Andersons, Inc. | Q3 2024 Form 10-Q | 27

Current assets as of September 30, 2024, decreased $196.0 million in comparison to those as of September 30, 2023. This decrease related to the reduction of all current asset accounts with the exception of the increase in cash and other current assets. The decreases in these current asset accounts can largely be attributed to the reduction and stabilization of agricultural commodity prices over the last year in comparison to historically high price levels of agricultural commodities, including fertilizer, in the same period of the prior year. The decreases in the working capital asset accounts also had a direct impact on cash as the Company was not deploying cash to hold working capital as it had done in the previous year.

Current liabilities decreased $229.8 million from the prior year. Current liabilities have decreased in trade payables, customer prepayments and deferred revenue, and commodity derivative liabilities as commodity prices have continued to stabilize over the last year compared to the historically high commodity prices in the same period of the prior year.

Sources and Uses of Cash

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$62,695	$696,087
Net cash used in investing activities	(90,592)	(117,263)
Net cash used in financing activities	(162,595)	(275,846)

Operating Activities
Operating activities provided cash of $62.7 million and $696.1 million in the first nine months of 2024 and 2023, respectively. The decrease in the amount of cash provided in operating activities is mainly due to an unfavorable change of $620.4 million in operating assets and liabilities through the normal course of business. Cash generation excluding working capital changes remains consistent and strong in changing markets.

Investing Activities
Investing activities used cash of $90.6 million through the first nine months of 2024 compared to $117.3 million in the prior period. Cash used in investing activities decreased from the prior year mainly due to reduced capital spending combined with $14.8 million in reduced spending on business acquisitions in the current year.
We expect to invest approximately $150 million in property, plant, and equipment in 2024, depending on project timing. Approximately 50% of capital spending will be to maintain current facilities.

Financing Activities
Financing activities used cash of $162.6 million and $275.8 million for the nine months ended September 30, 2024, and 2023, respectively. This decrease in cash used from the prior year is mainly due to the change in the Company's borrowings on its short-term credit facility as the Company had sufficient cash on hand in 2024 to cover a large amount of settled payables and other changes in working capital.

The Company paid $19.5 million in dividends in the first nine months of 2024 compared to $18.8 million paid in the prior period. The Company paid dividends of $0.19 and $0.185 per common share in January, April, and July of 2024 and 2023, respectively. On August 15, 2024, the Company declared a cash dividend of $0.19 per common share payable on October 22, 2024, to shareholders of record on October 1, 2024.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,859.4 million in borrowing capacity. As of September 30, 2024, the Company had $1,841.0 million available for borrowing.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of September 30, 2024. In addition, certain of our long-term borrowings are collateralized by mortgages on various facilities.

The Company is typically in a net short-term borrowing position in the first two quarters of the year. The majority of these short-term borrowings bear interest at variable rates, and an increase in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, the Company could receive a return of cash.
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness. At September 30, 2024, the Company had standby letters of credit outstanding of $3.7 million.
The Andersons, Inc. | Q3 2024 Form 10-Q | 28

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q3 2024 Form 10-Q | 29

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2024	—	$—	—	$100,000,000
August 2024	—	—	—	100,000,000
September 2024	604	50.97	—	100,000,000
Total	604	$50.97	—	$100,000,000
(a) During the three months ended September 30, 2024, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of September 30, 2024, none of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

On August 30, 2024, Patrick E. Bowe, Executive Chairman, entered into a Rule 10b5-1 plan to sell up to 99,215 shares of the Company's common stock, based on certain price parameters, from November 29, 2024 to November 28, 2025.
The Andersons, Inc. | Q3 2024 Form 10-Q | 30

Item 6. Exhibits

Exhibit Number	Description

10.1	Second Amended and Restated Employment Agreement, dated August 15, 2024, between The Andersons, Inc. and William E. Krueger

10.2	Letter Agreement, dated August 15, 2024, between The Andersons, Inc. and Patrick E. Bowe

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q3 2024 Form 10-Q | 31

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: November 5, 2024	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: November 5, 2024	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q3 2024 Form 10-Q | 32