Form 10-K
period 2024-12-31
Andersons, Inc.
filed 2025-02-19
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $1,621.2 million as of June 30, 2024, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market. The registrant had 34,028,010 common shares outstanding, no par value, at February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2025, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year to which this report relates.

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

The Andersons, Inc. | 2024 Form 10-K | 1

The Company owns a 50.1% interest in The Andersons Marathon Holdings LLC ("TAMH") and MPC Investments, LLC ("Marathon") owns the remaining 49.9% interest. TAMH is comprised of four ethanol plants located in Iowa, Indiana, Michigan, and Ohio. These plants have a combined nameplate capacity of 405 million gallons but have a history of outperforming the nameplate capacity. The Company operates these facilities under a management contract, provides corn origination, ethanol marketing, and risk management services. The Company fully consolidates TAMH's results in the Company's Consolidated Financial Statements.

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

Nutrient & Industrial

The Nutrient & Industrial segment is a manufacturer, distributor and retailer of agricultural and related plant nutrients, liquid industrial products, corncob-based products, pelleted lime and gypsum products, and various turf fertilizer, pesticide and herbicide products.

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

The segment is organized into the three divisions listed below:

Ag Supply Chain - The Ag Supply Chain division provides wholesale nutrients and farm services. The wholesale nutrients business formulates, stores and distributes dry and liquid agricultural nutrients, pelleted lime, gypsum and soil amendments. The major nutrient products are typically bought and sold as commodities. The farm centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers.

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

Specialty Liquids - The Specialty Liquids division manufactures and distributes a broad range of fertilizers, micronutrients, and soil amendments. The business has a diverse portfolio of specialty products that command higher margins. The division is also a manufacturer and distributor of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents, calcium nitrate, deicers, and dust abatement products.

Other

The Company's “Other” activities include corporate income, a small corporate venture fund and the cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

The Andersons, Inc. | 2024 Form 10-K | 2

Human Capital Resources and Management

As of December 31, 2024, the Company had a total of 2,299 employees across its Trade, Renewables and Nutrient & Industrial segments and Corporate Services function. This total was comprised of 969 salary, 1,255 hourly and 75 seasonal employees who conducted work at 120 locations across the United States, Canada, United Kingdom, Switzerland, Mexico, Romania and Singapore. Sixty-seven of the Company’s locations included less than 10 employees.

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

The Andersons, Inc. | 2024 Form 10-K | 3

Government Regulation

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state, foreign and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2024. In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters.

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

The Andersons, Inc. | 2024 Form 10-K | 4

Risks Related to our Business and Industry

Our business is affected by the supply and demand of commodities and is sensitive to factors outside of our control. Adverse price movements could negatively affect our profitability and results of operations.

Our Trade, Renewables and Nutrient & Industrial businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the commodity business in rapidly rising markets. In our Nutrient & Industrial business, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased inventory and raw material costs would decrease our profit margins and adversely affect our results of operations.

Corn - The principal raw material used to produce ethanol and co-products is corn. As a result, an increase in the price of corn, particularly corn basis, in the absence of a corresponding increase in petroleum-based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the Renewables segment. At certain levels, the relationship between corn and petroleum-based fuel prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shifts in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The significance and relative impact of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and adversely impact operating results. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse impact on operating results.

Commodities - While we manage the risk associated with agricultural commodity price changes for our commodity inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts, and third-party non-performance risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks that we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly correlated. Our commodity derivatives, for example, do not perfectly correlate with the basis component of our commodity inventory and contracts. Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large commodity position can significantly impact the profitability of the Company.

Our futures, options, and over-the-counter contracts are subject to margin calls. If there are large movements in commodity markets, we could be required to post significant levels of margin deposits, which would impact our liquidity. There is no assurance that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful. Any sudden change in the price of these commodities could have an adverse impact on our business and results of operations.

Natural gas - We rely on third parties for our supply of natural gas, which is consumed in the drying of wet grain, manufacturing of certain lawn products, pelleted lime and gypsum, and manufacturing of ethanol. The prices for and availability of natural gas are subject to market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather and overall economic conditions. Significant disruptions in the supply of natural gas could impact operations at the Company's facilities. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect future results of operations and our financial position.

Gasoline and oil - We market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for petroleum-based gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and oil. Our future results of operations and financial position may be adversely affected if gasoline and oil demand or prices decline substantially.

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
The Andersons, Inc. | 2024 Form 10-K | 5

Some of our business segments operate in highly regulated industries. Changes in government regulations or trade association policies could adversely affect our results of operations.

Many of our business segments are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Regulations of financial markets and instruments, including the Dodd-Frank Act and the Commodity Exchange Act may lead to additional risks and costs, which could adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company’s ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results. Other regulations are applicable generally to all our businesses and corporate functions, including, without limitation, those promulgated under the Internal Revenue Code, the Affordable Care Act, the Employee Retirement Income Security Act and other employment and health care related laws, federal and state securities laws, and the U.S. Patriot Act. Failure to comply with such regulations can result in additional costs, fines or criminal action.

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

International trade disputes can adversely affect agricultural commodity and nutrient trade flows by limiting or disrupting trade between countries or regions. Trade disputes can lead to the implementing of tariffs on commodities in which we merchandise or otherwise use in our operations. This can lead to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the Company's geographic footprint, which would present challenges and uncertainties for our business. Under the new U.S. administration, there may be a heightened risk of new or increased tariffs and trade disputes and there is currently significant uncertainty about how it may impact our business and industry. The imposition of new tariffs or uncertainty around future tariff levels can cause significant fluctuations in the futures and basis levels of agricultural commodities and/or increased raw material costs in our nutrients business, impacting our earnings. We cannot predict the effects that future trade policy or the terms of any negotiated trade agreements and their impact on our business.

Trade and Renewables - In our Trade and Renewables businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the commodities we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include the Inflation Reduction Act, tariffs, taxes, duties, subsidies, import and export restrictions, outright embargoes and price controls on agricultural commodities. Because a portion of our commodity sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.

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

The Andersons, Inc. | 2024 Form 10-K | 6

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and have an adverse impact on the Company's financial results.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Trade and Renewables businesses, there is the risk that the quality of our inventory could deteriorate due to damage, moisture, insects, disease, or foreign material. If the quality of our inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Nutrient & Industrial business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Any of these factors could render some of our inventory obsolete or reduce its value.

Our indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control. Noncompliance with these provisions could result in default and acceleration of debt payments.

We face significant competition and pricing pressure from other companies in our industries. If we are unable to compete effectively with these companies, our sales and profit margins would decrease, and our earnings and cash flows would be adversely affected.

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

The Andersons, Inc. | 2024 Form 10-K | 7

We face exposure to country risk in countries that face financial, political, and economic unrest through unsecured credit, inventory, forward contract risk or payment origination that could adversely affect our future results of operations, financial position, and cash flows.

With our international merchandising business we have additional country risk through trade flows around the globe with direct exposure to the counterparty, via contract mark-to-market exposure, unsecured accounts receivable or inventory in the country. In certain areas in which we trade (both origination and destination) country risk is more prevalent given the country’s political and/or economic situations like Russia’s invasion of Ukraine. With the purchases and sales of grain in vessel sized quantities within the international merchandising business increases the size and potential severity of our country risk. Additionally, there could be a rapid increase in interest rates making it difficult for our counterparties to access U.S. dollars to allow us to collect on accounts receivable timely. We have engaged third parties to provide assessments of country risk and business ratings driven by economic indicators. We also have established counterparty credit limits and various monitoring agreements. Additionally, we have a diverse customer base and have the ability to divert cargo in transit to another counterparty, country, or region to limit the exposure of a material financial loss.

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

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. A significant portion of the Company's assets are exposed to conditions in the Eastern Grain Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Trade, Renewables, and Nutrient & Industrial businesses. Higher basis levels or adverse crop conditions in the Eastern Grain Belt can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

The Andersons, Inc. | 2024 Form 10-K | 8

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

We continuously look for opportunities to enhance our existing businesses through strategic acquisitions. The process of integrating an acquired business into our existing business and operations may result in unforeseen operating difficulties and expenditures as well as require a significant amount of management resources. There is also the risk that our due diligence efforts may not uncover significant business flaws or hidden liabilities. In addition, we may not realize the anticipated benefits and synergies of an acquisition and they may not generate the anticipated financial results. Additional risks may include the inability to effectively integrate the operations, products, technologies and personnel of the acquired companies. The inability to maintain uniform standards, controls, procedures and policies would also negatively impact operations.

If our goodwill, amortizable intangible assets and long-lived assets become impaired, then we could be required to record a significant charge to earnings.

The Company is required to test for goodwill impairment at least annually. In addition, we review our tangible and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets and long-lived assets may not be recoverable include prolonged declines in our stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our Consolidated Financial Statements during the period in which any impairment is determined, negatively impacting our results of operations.

The Andersons, Inc. | 2024 Form 10-K | 9

Our business depends on our ability to successfully manage productivity improvements and ongoing organizational change, including our ability to attract and retain talented employees.

Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments as well as employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. Additionally, changes in our senior management have recently occurred, and successfully executing organizational change, management transitions at leadership levels of the Company and motivation and retention of key employees, is critical to our business success. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense, as well as continuing the development and execution of strong leadership succession plans. Failure to effectively identify key employees and ensure appropriate training and smooth transitions could adversely impact our ability to execute our business strategies and operations. If we are unable to motivate and retain employees, we may not be able to maximize productivity and effectively operate our facilities. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include employee morale, our reputation, competition from other employers and availability of qualified individuals.

Compliance with evolving regulations regarding disclosure of emissions and metrics and/or climate change may impact our reputation, increase our operating costs, and reduce the value of our assets and products.

As a agricultural company, we assess the potential impacts of our business by environmental risks including climate change, greenhouse gas emissions and other environmental issues. The Company, through our Enterprise Risk Management ("ERM") program and other efforts, is actively focused on implementing responsible practices to reduce environmental risks while complying with evolving laws and regulations. We have participated with customers in sustainable sourcing pilot projects which provides farming operations greater visibility into their sustainability activities. If we are unable to properly assess these risks and meet our appropriate disclosure requirements, or if our efforts are considered to be inadequate, then stakeholders, the industry, and investors might perceive that we are not responding appropriately and responsibly. As a result, investors may reconsider their capital investments, and our reputation could be diminished leading to customers and suppliers choosing to refrain from engaging in business with us.

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

The Andersons, Inc. | 2024 Form 10-K | 10

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

We are in the process of reviewing our systems roadmap, to help standardize processes and support growth initiatives. This will likely result in potential system implementations as part of our ongoing information technology transformation strategy, and we plan to implement these systems throughout relevant parts of our business. If we do not allocate and effectively manage the resources necessary to explore, build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and remain aligned with the changing needs of our business. In addition, failure to deliver the applications on time or anticipate the necessary readiness and training needs could lead to business disruption, and loss of customers and employees. In connection with potential implementations and resulting business process changes, we will continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over financial reporting.

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

Data privacy regulations continue to evolve, and non-compliance with such regulations, including as a result of adoption of emerging technologies, such as artificial intelligence, could subject the Company to legal claims or proceedings, potential regulatory fines and penalties and damage to our reputation. These factors may adversely impact our business, results of operations, and financial condition, as well as our competitive position.
The Andersons, Inc. | 2024 Form 10-K | 11

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

We continue to assess the impact of various U.S. federal, state, local, and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict what impact, if any, changes in federal policy, including tax policies, will have on our industry or whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. Such impact may also be affected positively or negatively by subsequent potential judicial interpretation or related regulation or legislation which cannot be predicted with certainty.

We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming, expensive to defend, damage our reputation and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to reliably predict. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in damage to our reputation and charges that could have a material adverse impact on our results of operations in any particular period.

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
The Andersons, Inc. | 2024 Form 10-K | 12

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

The Company’s Director of Information Security ("CISO"), reporting to the Chief Information Officer ("CIO"), is the leader of the Company’s cybersecurity team. The CISO is responsible for assessing and managing the Company’s cybersecurity program, informs the CIO and other senior management as appropriate regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our CISO and CIO have decades of collective experience managing information technology and cybersecurity functions, both at the Company and in prior positions at large, Fortune 500 global businesses. Management also periodically evaluates the experience of the Company’s entire cybersecurity team to ensure adequate coverage across all eight key knowledge domains identified by the Certified Information Systems Security Professional certification.

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

The Audit Committee of the Board of Directors oversees the Company’s cybersecurity program and the steps taken by management to monitor and mitigate cybersecurity risks. The CIO regularly addresses the Audit Committee, typically on a quarterly basis, regarding our cybersecurity and data privacy progress to the NIST CSF standards along with briefing the Committee on any cybersecurity incidents that were determined to have a moderate or higher impact on the business, even if immaterial to the Company as a whole. In the event of an incident, management intends to follow the Company’s incident response plan, which outlines the steps to be followed from the detection of an incident to mitigation, recovery, and notification, including notifying functional areas, as well as senior leadership and the Audit Committee, as appropriate. Determination of when to notify senior leadership and the Audit Committee is made by the CIO in consultation with other members of senior leadership as needed. Depending on the nature and severity of the incident, disclosure can be handled either through scheduled quarterly reporting to the Audit Committee or as an immediate disclosure to the Chair of the Audit Committee.

The Andersons, Inc. | 2024 Form 10-K | 13

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

	Trade	Renewables	Nutrient & Industrial
(in thousands)	Grain Storage	Nameplate Capacity	Dry Fertilizer Storage	Liquid Fertilizer Storage
Location	(bushels)	(gallons)	(tons)	(tons)
Canada	21,715	—	—	—
Idaho	18,840	—	—	—
Indiana	16,800	110,000	135	134
Iowa	—	55,000	—	68
Kansas	78,068	—	35	36
Louisiana	23,276	—	—	—
Michigan	25,459	130,000	75	46
Nebraska	10,716	—	—	40
Ohio	43,578	110,000	166	78
Texas	35,267	—	3	16
Wisconsin	—	—	25	80
Other	17,521	—	57	65
	291,240	405,000	496	563

The Trade facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 73% of the total storage capacity noted above, which includes temporary pile storage, is owned, while the remaining capacity is leased from third parties.

The Renewables properties are four ethanol plants owned under the TAMH investment that is consolidated in the Company's Consolidated Financial Statements. These plants include grain storage tanks with a storage capacity of 14 million bushels that are predominantly used for the storage of corn as a raw material for the ethanol production process.
The Andersons, Inc. | 2024 Form 10-K | 14

The Nutrient & Industrial properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns substantially all of the facilities noted above.

On November 1, 2024, the Company entered into a definitive purchase agreement for a 65% ownership interest in Skyland Grain, LLC ("Skyland") for $85.0 million, which resulted in the consolidation of Skyland’s results in the Company's Consolidated Financial Statements in both the Trade and Nutrient & Industrial segments. Skyland operates grain storage and handling facilities in Kansas, Colorado, Oklahoma, and Texas. This transaction is the main driver behind the increase in the Company's grain and fertilizer storage capacity from the prior year.

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

Item 4. Mine Safety

Not applicable.

The Andersons, Inc. | 2024 Form 10-K | 15

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE”.

Shareholders

At February 7, 2025, there were 417 shareholders of record and approximately 29,574 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since its first year of trading in 1996. While the Company's intends to continue to pay a comparable quarterly cash dividend for the foreseeable future, dividends are subject to approval from the Board of Directors. Dividends paid from January 2023 to January 2025 are as follows:

Payment Date	Amount
January 20, 2023	$0.185
April 24, 2023	$0.185
July 24, 2023	$0.185
October 20, 2023	$0.185
January 22, 2024	$0.190
April 22, 2024	$0.190
July 22, 2024	$0.190
October 22, 2024	$0.190
January 23, 2025	$0.195

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2024	73	$49.25	—	$100,000,000
November 2024	—	—	—	100,000,000
December 2024	57,636	39.81	57,636	97,705,231
Total	57,709	$39.83	57,636	$97,705,231
(1) During the three months ended December 31, 2024, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations along with common stock repurchased as a part of the Company's Repurchase Plan.
(2) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company's common stock (the "Repurchase Plan") on or before August 15, 2027. As of December 31, 2024, approximately $2.3 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The Andersons, Inc. | 2024 Form 10-K | 16

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

Archer-Daniels-Midland Co.	Green Plains Inc.
Alto Ingredients, Inc.	The Mosaic Company
Bunge Global SA	Nutrien Ltd.
Darling Ingredient	Rex American RS

The prior peer group consists of Archer-Daniels-Midland Co., Alto Ingredients, Inc., Bunge Global SA, Green Plains Inc., Ingredion Incorporated and Nutrien Ltd. In 2024, the peer group was reassessed to maintain a group that closely aligns with our core business structure and product lines.

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2019, and also assumes investments of $100 in the Russell 3000 Index and Peer Group Index, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

Comparison of 5 Year Cumulative Total Return

300
200
100
0
2019
2020
2021
2022
2023
2024
The Andersons, Inc.
Russell 3000 Index
Peer Group
Prior Peer Group

	Base Period	Cumulative Returns
	2019	2020	2021	2022	2023	2024
The Andersons, Inc.	$100.00	$100.74	$162.73	$150.06	$250.55	$178.37
Russell 3000 Index	$100.00	$120.89	$151.91	$122.73	$154.59	$191.39
Peer Group Index	$100.00	$115.75	$171.37	$194.61	$162.10	$122.13
Prior Peer Group	$100.00	$108.31	$159.50	$184.58	$156.85	$126.77
The Andersons, Inc. | 2024 Form 10-K | 17

Item 6.

Reserved.

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

In early December, the Company announced a change in the organization, and the intent to shift to two operating and reporting segments. The move was designed to streamline operational efficiency, enhance cross-functional collaboration, and further align the businesses to achieve growth. This structure will support the Company's focus on unlocking value across the Trade and Nutrient businesses in a new Agribusiness segment. The Renewables segment will continue to operate substantially as currently reported with an enhanced focus on growth. The Company will begin reporting our results under this new structure and recast prior periods to align with this presentation starting in the first quarter of 2025.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity briefly exceeding the Company’s market capitalization during the quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the share price is not an accurate reflection of its current value as conditions are currently strong in the agriculture space with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of December 31, 2024.

Trade

The Trade segment's operating results were consistent with the prior year and the segment showed its resilience in shifting ag markets with global grain supply outpacing demand. Carries returned to the market, which benefit the asset-based business through strong elevation margins and good space income. The merchandising business could not repeat its strong prior year performance with limited market volatility. The premium ingredients business delivered improved results as recent acquisitions and growth investments were accretive to results.

The Andersons, Inc. | 2024 Form 10-K | 18

The portfolio mix of assets, ingredients, and merchandising businesses provides a solid foundation to benefit from large crops and carry markets, as well as tight, demand-driven markets. With a lower-than-expected corn carryout at the end of the year, an inverse has returned to the corn markets, which could result in an increase in corn acres planted and increased volatility in 2025. Domestic premium ingredient demand is also expected to stay solid and should continue to support recent capital growth investments.

Agricultural inventories on hand were 174.2 million and 127.6 million bushels at December 31, 2024, and December 31, 2023, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company owned or leased facilities, including temporary pile storage, was approximately 291 million bushels at December 31, 2024, and 168 million bushels at December 31, 2023. The additional agricultural inventories on hand and storage capacity in the current year are both directly related to the investment in Skyland in the fourth quarter of 2024.

Renewables

The Renewables segment had another solid year in 2024 led by strong operations at the Company's ethanol plants. The plants continue to run efficiently with high ethanol yields and favorable corn basis. Co-product values were lower, with feed ingredients following the overall price reduction of corn despite improved demand. While the segment's results increased from the prior period, the prior year includes an $87.2 million impairment charge related to the ELEMENT ethanol plant. Without that charge in the prior year, the segment’s results would have decreased.

While spot ethanol crush margins are generally seasonally soft in the first quarter, a portion of first quarter volumes have been hedged at favorable levels. While there remains regulatory uncertainty, elevated export demand, upcoming planned maintenance in the industry, and the spring driving rebound should all support improved plant economics. Co-product values may also see improvement as there has been a recent rebound in corn values.

Volumes shipped were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Ethanol (gallons shipped)	793,554	774,550
E-85 (gallons shipped)	47,073	42,270
Vegetable oils (pounds shipped) (a)	1,634,213	1,263,924
Dried distillers grains (tons shipped) (b)	2,451	2,052
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) Dried distillers grains ("DDG") tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's current year operating results decreased from prior year. The core agriculture product lines were down year-over-year after a late and wet spring. Softening industry fundamentals margin led to a reset in base nutrients at more normalized levels and the outsized margin opportunities seen in recent years did not repeat. The engineered granules business saw improvement in the year on higher sales volume and margins, as the Company has continued to focus on operational improvements in this business. With high yields during harvest pulling more nutrients from the soil and an expected increase in corn acres planted, there may be an opportunity for increased volume in 2025.

Total storage capacity at our Nutrient & Industrial locations was approximately 496 thousand tons for dry nutrients and approximately 563 thousand tons for liquid nutrients at December 31, 2024, which is slightly higher than the prior year due to the capacity added in the current year from the acquisition of Skyland in the fourth quarter of 2024.

The Andersons, Inc. | 2024 Form 10-K | 19

Tons of product sold were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Ag Supply Chain	1,288	1,376
Specialty Liquids	370	397
Engineered Granules	207	165
Total tons	1,865	1,938

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as chemicals and bulk nitrogen, phosphorus, and potassium. Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes. Engineered Granules facilities primarily manufacture granulated dry products for use in specialty turf and agricultural applications.

Other

The Company's “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

Results for Fiscal 2023 compared to Fiscal 2022

For comparisons of the Company's consolidated and segment results of operations and consolidated cash flows for the fiscal years ended December 31, 2023, to December 31, 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.

The Andersons, Inc. | 2024 Form 10-K | 20

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 12 to the Company's Consolidated Financial Statements in Item 8.

	Year Ended December 31, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$7,622,077	$2,802,330	$833,141	$—	$11,257,548
Cost of sales and merchandising revenues	7,218,395	2,633,179	712,048	—	10,563,622
Gross profit	403,682	169,151	121,093	—	693,926
Operating, administrative and general expenses	316,390	35,493	103,238	48,499	503,620
Interest expense (income)	24,587	2,841	6,311	(1,979)	31,760
Other income (expense), net	28,728	8,678	6,444	(1,639)	42,211
Income (loss) before income taxes from continuing operations	91,433	139,495	17,988	(48,159)	200,757
Income (loss) before income taxes attributable to the noncontrolling interests	1,018	56,615	(945)	—	56,688
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$90,415	$82,880	$18,933	$(48,159)	$144,069

	Year Ended December 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$10,426,083	$3,380,632	$943,397	$—	$14,750,112
Cost of sales and merchandising revenues	10,016,133	3,178,235	810,381	—	14,004,749
Gross profit	409,950	202,397	133,016	—	745,363
Operating, administrative and general expenses	308,470	32,737	103,342	47,711	492,260
Asset impairment	—	87,156	—	—	87,156
Interest expense (income)	35,234	6,385	7,016	(1,768)	46,867
Other income, net	29,988	15,056	2,391	3,048	50,483
Income (loss) before income taxes from continuing operations	96,234	91,175	25,049	(42,895)	169,563
Income before income taxes attributable to the noncontrolling interests	—	31,339	—	—	31,339
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$96,234	$59,836	$25,049	$(42,895)	$138,224

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

The Andersons, Inc. | 2024 Form 10-K | 21

Comparison of 2024 with 2023

Trade

Operating results for the Trade segment were generally consistent with the prior year results. Sales and merchandising revenues decreased $2,804.0 million and cost of sales and merchandising revenues decreased by $2,797.7 million resulting in a decrease in gross profit of $6.3 million. A majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to reduced commodity prices across our business lines as the worldwide balance of supply and demand of commodities has reduced volatility and is now paying to store and hold grain. The investment in Skyland in the fourth quarter of 2024 partially offset the reduced commodity prices and the intentional pull back on volumes in the international business as the acquired entity provided an additional $89.8 million of sales and merchandising revenues and $71.9 million of cost of sales and merchandising revenues for the two-month period in which it was consolidated. Gross profit decreased slightly from the prior year. The asset based business realized $15.7 million less in insurance recoveries and the merchandising business experienced less trading opportunities in a limited volatility market. These were partially offset by the additional gross profit from the Skyland acquisition and improved results in the premium ingredients business.

Operating, administrative and general expenses increased $7.9 million compared to prior year results. The increase from the prior year is primarily related to $12.8 million of additional costs related to two months of Skyland operating cost which was partially offset by a $6.7 million decrease in incentives.

Interest expense decreased $10.6 million due to reduced short-term borrowings from lower commodity prices.

Renewables

Operating results for the Renewables segment increased by $48.3 million from the prior year, which was adversely impacted by a significant asset impairment as discussed below. Without that impairment in the prior year, operating results for the segment would have decreased. Sales and merchandising revenues decreased $578.3 million and cost of sales and merchandising revenues decreased $545.1 million compared to the prior year. As a result, gross profit for Renewables decreased by $33.2 million from the prior year. The decrease in both sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to sharp declines in commodity prices as ethanol prices were 22% lower, with a similar reduction occurred in DDG prices, and declines in values across the various renewable diesel feedstocks portfolio were experienced. Sales volumes increased modestly in the base ethanol business and increased in our renewable diesel feedstocks and feed products by 29% and 19%, respectively. The $33.2 million decrease in gross profit was attributable to the results of the ethanol plants. While ethanol margins improved with lower corn basis, the ethanol plant gross profit was $36.9 million lower than the prior year due to lower co-product values in the current year.

Asset impairment charges decreased by $87.2 million from the prior year as the Company recorded an impairment charge related to ELEMENT in the first quarter of 2023, as the plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis.

Interest expense, net decreased by $3.5 million from the prior year due to the deconsolidation of ELEMENT non-recourse debt.

Other income decreased by $6.4 million from prior year as 2023 results include additional gains of $3.4 million as a result of the deconsolidation of the ELEMENT ethanol plant combined with $2.2 million of proceeds received in the prior year as a part of the USDA Biofuel Producer Program.

Nutrient & Industrial

The Nutrient & Industrial segment results decreased by $7.1 million when compared to the prior year. Sales and merchandising revenues decreased $110.3 million and cost of sales and merchandising revenues decreased $98.3 million resulting in decreased gross profit of $11.9 million from the prior year. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be equally attributed to both margin compression and a decrease in volumes sold of approximately 5% as the segment experienced reduced demand from a wet and late spring preventing the application of nutrients and a return to a more normalized margin environment. Specifically, the Ag Supply Chain business was impacted the most as it contributed $15.4 million to the gross profit shortfall when compared to the prior year results.

Other income, net increased by $4.1 million and was mainly due to an additional $2.3 million of interest income recognized in 2024.
The Andersons, Inc. | 2024 Form 10-K | 22

Other

Results decreased by $5.3 million and was primarily driven by a $4.8 million revaluation gain of a cost method investment in the prior year.

Income Taxes

In 2024, the Company recorded Income tax expense from continuing operations of $30.1 million. The Company's effective rate for 2024 was 15.0% on Income before income taxes from continuing operations of $200.8 million. The difference between the 15.0% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest and U.S. federal tax credits offset by state and local income taxes, tax impacts of foreign operations, and nondeductible compensation.

In 2023, the Company recorded Income tax expense from continuing operations of $37.0 million. The Company’s effective rate for 2023 was 21.8% on Income before income taxes from continuing operations of $169.6 million. The difference between the 21.8% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to state and local income taxes and changes in unrecognized tax benefits offset by the effect of non-controlling interest and foreign tax credits.

The Company and its subsidiary partnership returns are under federal tax examination by the Internal Revenue Service ("IRS") for tax years 2018 through 2021. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The IRS and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $3.3 million to $14.2 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not yet adopted the Pillar Two model rules, several foreign countries enacted legislation in 2023 which closely follow OECD’s Pillar Two guidance to be effective January 1, 2024. The impact of Pillar Two legislation in our relevant jurisdictions is immaterial to the Company's 2024 effective tax rate.

The Andersons, Inc. | 2024 Form 10-K | 23

Liquidity and Capital Resources

Working Capital

At December 31, 2024, the Company had working capital of $1,119.1 million, a decrease of $51.5 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2024	December 31, 2023	Variance
Current Assets
Cash and cash equivalents	$561,771	$643,854	$(82,083)
Accounts receivable, net	764,550	762,549	2,001
Inventories	1,286,811	1,166,700	120,111
Commodity derivative assets – current	148,801	178,083	(29,282)
Other current assets	88,344	55,777	32,567
Total current assets	2,850,277	2,806,963	43,314
Current Liabilities
Short-term debt	166,614	43,106	123,508
Trade and other payables	1,047,436	1,055,473	(8,037)
Customer prepayments and deferred revenue	194,025	187,054	6,971
Commodity derivative liabilities – current	59,766	90,849	(31,083)
Current maturities of long-term debt	36,139	27,561	8,578
Accrued expenses and other current liabilities	227,192	232,288	(5,096)
Total current liabilities	1,731,172	1,636,331	94,841
Working Capital	$1,119,105	$1,170,632	$(51,527)

Current assets increased $43.3 million in comparison to prior year. The acquisition of Skyland resulted in a $344.9 million increase of current assets from the prior year. After considering the consolidation of Skyland in the Company's financial statements, current assets for the base business decreased by over $300 million from the prior period due to the reduction and stabilization of agricultural commodity prices over the last year in comparison to historically high price levels of agricultural commodities, including fertilizer, in the prior year.
Current liabilities increased $94.8 million in comparison to the prior year. The acquisition of Skyland resulted in a $293.4 million increase of current liabilities from the prior year. After considering the consolidation of Skyland in the Company's financial statements, current liabilities for the base business decreased by approximately $200 million from the prior period as commodity prices have continued to stabilize over the last year compared to the historically high commodity prices in the prior year.

Sources and Uses of Cash in 2024 Compared to 2023

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$331,506	$946,750
Net cash used in investing activities	(163,074)	(153,879)
Net cash used in financing activities	(250,359)	(263,993)

Operating Activities and Liquidity

Operating activities provided cash of $331.5 million in 2024 compared to $946.8 million in 2023. The vast majority of the decrease in cash provided by operating activities was due to favorable changes in operating assets and liabilities that occurred in the prior year as commodity prices dropped significantly. Strong cash generation from the Company's core businesses continued in the current year with solid cash provided by operating activities that led to the Company retaining $561.8 million of cash on hand as of December 31, 2024.

The Andersons, Inc. | 2024 Form 10-K | 24

Net income taxes of $31.5 million and $45.7 million were paid in the years ended December 31, 2024, and 2023, respectively. The decrease in the current year is generally driven by considerably less U.S. research and development related expenses capitalized for tax purposes than in prior years.

Investing Activities

Investing activities used cash of $163.1 million in the current year compared to $153.9 million used in the prior year. The increase from the prior year was due to a sale of a grain facility in the prior year as expenditures on property, plant and equipment and business acquisitions were consistent with the prior year.

Capital expenditures of $149.2 million for 2024 on property, plant and equipment and capitalized software includes: Trade - $59.2 million; Renewables - $49.8 million; Nutrient & Industrial - $36.1 million; and $4.0 million in Other.
We expect to invest approximately $175 million to $200 million in property, plant and equipment in 2025; less than 50% of which will be reinvested back into our current facilities.

Financing Activities

Net cash used in financing activities was $250.4 million in 2024, compared to $264.0 million used in 2023. The decrease in cash used in financing activities from the prior year was mainly due to the decreased borrowings on the Company's credit facilities as decreased commodity prices resulted in excess cash on hand throughout the current year. The decreased use of the Company's credit facilities was partially offset by increased distributions to the non-controlling interest shareholder of TAMH due to the strength of the entity's financial results. Distributions from TAMH totaled $102.3 million and $46.4 million in 2024 and 2023, respectively. Lastly, the Company commenced another plan to repurchase of common shares. The Repurchase Plan, approved on August 15, 2024, authorized $100 million of common share repurchases to be made on or before August 15, 2027. As of December 31, 2024, approximately $2.3 million of the Repurchase Plan had been utilized.

As of December 31, 2024, the Company was party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $2,161.7 million. There was $1,991.3 million available for borrowing at December 31, 2024. The Company's highest levels of borrowing typically occur in the late winter and early spring due to seasonal inventory requirements in the fertilizer and grain businesses. At December 31, 2024, the Company had total available liquidity of $2,553.0 million comprised of cash and cash equivalents and unused lines of credit.

The Company paid $26.3 million in dividends in 2024 compared to $25.4 million in 2023. The Company paid $0.190 per common share for the dividends paid in January, April, July and October 2024, and $0.185 per common share for the dividends paid in January, April, July and October 2023. On December 12, 2024, the Company declared a cash dividend of $0.195 per common share, payable on January 23, 2025, to shareholders of record on January 2, 2025.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of December 31, 2024. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities.

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

Contractual Obligations

Long-term Debt

As of December 31, 2024, the Company had total outstanding long-term debt with both floating and fixed rates of varying maturities for an aggregate principal amount outstanding of $646.8 million, of which, $36.1 million of the outstanding principal of the long-term debt is payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.

The Andersons, Inc. | 2024 Form 10-K | 25

Future interest payments associated with the long-term debt total $162.2 million, with $36.3 million payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.

Operating Leases

The Company has lease arrangements for certain equipment and facilities, including grain facilities, fertilizer facilities and equipment. As of December 31, 2024, the Company had fixed operating lease payment obligations of $138.6 million, with $29.9 million payable within 12 months. See Note 13 to the Consolidated Financial Statements for additional information.

Commodity Purchase Obligations

The Company enters into forward purchase contracts of commodities with producers through the normal course of business. These forward purchase contracts are largely offset by forward sales contracts of commodities and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. As of December 31, 2024, the Company had forward purchase contracts of $2,638.8 million, with $2,568.2 million payable within 12 months. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Healthcare Program

The Company has a postretirement health care benefit plan that covers substantially all of its full-time employees hired prior to January 1, 2003. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on multiple factors, including the level of participant utilization and inflation. Our estimates of postretirement payments have considered recent payment trends and actuarial assumptions. As of December 31, 2024, the Company had outstanding benefit obligations of $15.9 million, with $1.3 million payable within 12 months. See Note 6 to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Transactions

During the periods presented we did not have, nor do we currently have, any off-balance sheet transactions as defined under SEC rules, with the exception of standby letters of credit through banking institutions. At December 31, 2024, the Company had standby letters of credit outstanding of $3.8 million.

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

The Andersons, Inc. | 2024 Form 10-K | 26

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

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. During the year ended December 31, 2024, the Company evaluated goodwill for impairment using a quantitative assessment in two reporting units and a qualitative assessment in one reporting unit. The quantitative review for impairment takes into account an income approach using estimates of future cash flows, as well as a market based approach. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows, estimated gross margins, and discount rates based on a reporting unit's weighted average cost of capital. Our estimates of future cash flows are based upon a number of assumptions including: operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. The market based approach uses an analysis of valuation metrics based upon results of public companies that reflect economic conditions and risks that are similar to the Company applied to the reporting unit's estimated future results to calculate an estimated enterprise value. These factors are discussed in more detail in Note 16, Goodwill and Intangible Assets, to the Consolidated Financial Statements.

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
The Andersons, Inc. | 2024 Form 10-K | 27

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity futures position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2024	2023
Net long (short) commodity position	$5,076	$6,508
Market risk	508	651

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

	December 31,
(in thousands)	2024	2023
Fair value of long-term debt, including current maturities	$635,387	$585,137
Carrying value in excess of fair value	11,454	8,495
Market risk	3,657	4,237

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt. The Company is also party to short-term debt borrowing arrangements with a capacity of approximately $2.2 billion. As the Company is a significant consumer of short-term debt in peak seasons and the majority of the borrowings are variable rate debt, increases in interest rates could have a significant impact on our profitability.

Additionally, the Company may enter into interest rate swaps to manage our mix of fixed and variable interest rate debt effectively which may decrease the market risk noted above. As of December 31, 2024, the majority of the Company's long-term debt is hedged with interest rate swaps, limiting interest rate volatility. See Note 5 to the Consolidated Financial Statements for further discussion on the impact of these hedging instruments.

The Andersons, Inc. | 2024 Form 10-K | 28

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

The Andersons, Inc. | 2024 Form 10-K | 29

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — GSM and FSI Reporting Units — Refer to Notes 1 and 16 to the consolidated financial statements

Critical Audit Matter Description

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value (BEV) of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach (guideline public company). The income approach estimates fair value by using a reporting unit’s estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying valuation multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit.
The Andersons, Inc. | 2024 Form 10-K | 30

The consolidated goodwill balance was $127.9 million as of December 31, 2024, of which $77.8 million and $41.3 million was allocated to the Grain Storage and Merchandising (GSM) and Food and Specialty Ingredients (FSI) reporting units, respectively. The BEV of the GSM and FSI reporting units exceeded its carrying values by 15% and 26%, respectively, as of October 1, 2024, and, therefore, no impairment was recognized. The BEV for the GSM and FSI reporting units are sensitive to changes in the weighted-average cost of capital. We identified the selection of the weighted-average cost of capital as of October 1, 2024, as a critical audit matter as there are significant judgments made by management to estimate the BEV of the GSM and FSI reporting units, specifically related to the weighted-average cost of capital assumption. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to selection of the weighted‑average cost of capital as of October 1, 2024.

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

•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted-average cost of capital by:

–Testing the source information underlying the determination of the weighted-average cost of capital and the mathematical accuracy of the calculation

–Evaluating the underlying factors that led to management’s determination of the company-specific risk premium

–Developing a range of independent estimates of the weighted-average cost of capital and comparing those to the weighted-average cost of capital selected by management.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 19, 2025

We have served as the Company’s auditor since 2015.

The Andersons, Inc. | 2024 Form 10-K | 31

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Sales and merchandising revenues	$11,257,548	$14,750,112	$17,325,384
Cost of sales and merchandising revenues	10,563,622	14,004,749	16,641,220
Gross profit	693,926	745,363	684,164
Operating, administrative and general expenses	503,620	492,260	457,556
Asset impairment	—	87,156	9,000
Interest expense, net	31,760	46,867	56,849
Other income, net	42,211	50,483	33,823
Income before income taxes from continuing operations	200,757	169,563	194,582
Income tax provision from continuing operations	30,057	37,034	39,628
Net income from continuing operations	170,700	132,529	154,954
Income from discontinued operations, net of income taxes	—	—	12,025
Net income	170,700	132,529	166,979
Net income attributable to noncontrolling interests	56,688	31,339	35,899
Net income attributable to The Andersons, Inc.	$114,012	$101,190	$131,080

Average number of shares outstanding – basic	34,032	33,718	33,731
Average number of shares outstanding – diluted	34,322	34,382	34,422

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$3.35	$3.00	$3.53
Discontinued operations	—	—	0.36
	$3.35	$3.00	$3.89
Diluted earnings:
Continuing operations	$3.32	$2.94	$3.46
Discontinued operations	—	—	0.35
	$3.32	$2.94	$3.81
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2024 Form 10-K | 32

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$170,700	$132,529	$166,979
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial gain and prior service cost	22	(680)	4,243
Foreign currency translation adjustments	(10,888)	5,622	(13,834)
Cash flow hedge activity	586	(2,561)	28,881
Other comprehensive (loss) income	(10,280)	2,381	19,290
Comprehensive income	160,420	134,910	186,269
Net income attributable to the noncontrolling interest	56,688	31,339	35,899
Cash flow hedge activity attributable to the noncontrolling interest	75	—	—
Comprehensive income attributable to the noncontrolling interests	56,763	31,339	35,899
Comprehensive income attributable to The Andersons, Inc.	$103,657	$103,571	$150,370
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2024 Form 10-K | 33

The Andersons, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$561,771	$643,854
Accounts receivable, less allowance for doubtful accounts of $48,325 in 2024; $35,939 in 2023	764,550	762,549
Inventories	1,286,811	1,166,700
Commodity derivative assets – current	148,801	178,083
Other current assets	88,344	55,777
Total current assets	2,850,277	2,806,963
Other assets:
Goodwill	127,856	127,856
Other intangible assets, net	69,345	85,579
Right of use assets, net	104,630	54,234
Other assets	101,055	87,010
Total other assets	402,886	354,679
Property, plant and equipment, net	868,151	693,365
Total assets	$4,121,314	$3,855,007
Liabilities and equity
Current liabilities:
Short-term debt	$166,614	$43,106
Trade and other payables	1,047,436	1,055,473
Customer prepayments and deferred revenue	194,025	187,054
Commodity derivative liabilities – current	59,766	90,849
Current maturities of long-term debt	36,139	27,561
Accrued expenses and other current liabilities	227,192	232,288
Total current liabilities	1,731,172	1,636,331
Long-term lease liabilities	65,312	31,659
Long-term debt, less current maturities	608,151	562,960
Deferred income taxes	55,005	58,581
Other long-term liabilities	61,838	49,089
Total liabilities	2,521,478	2,338,620
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 34,083 shares issued in 2024 and 34,064 in 2023)	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in capital	385,609	387,210
Treasury shares, at cost (70 shares in 2024; 270 in 2023)	(2,860)	(10,261)
Accumulated other comprehensive income	12,585	22,865
Retained earnings	970,710	882,943
Total shareholders’ equity of The Andersons, Inc.	1,366,186	1,282,899
Noncontrolling interests	233,650	233,488
Total equity	1,599,836	1,516,387
Total liabilities and equity	$4,121,314	$3,855,007
The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2024 Form 10-K | 34

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income from continuing operations	$170,700	$132,529	$154,954
Income from discontinued operations, net of income taxes	—	—	12,025
Net income	170,700	132,529	166,979
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127,804	125,106	134,742
Bad debt expense, net	17,637	11,519	6,001
Stock-based compensation expense	13,629	12,857	11,192
Deferred federal income tax	(2,911)	(1,596)	(20,009)
Asset impairment	—	87,156	11,818
Gain on sale of business from discontinued operations	—	—	(27,091)
Damaged inventory	—	—	17,328
Other	(3,595)	(16,341)	14,073
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts and notes receivable	35,777	468,968	(391,403)
Inventories	87,906	572,235	56,859
Commodity derivatives	15,005	111,506	65,399
Other current and non-current assets	(28,050)	6,529	10,936
Payables and other current and non-current liabilities	(102,396)	(563,718)	230,293
Net cash provided by operating activities	331,506	946,750	287,117
Investing Activities
Acquisition of businesses, net of cash acquired	(29,172)	(24,698)	(20,245)
Purchases of property, plant and equipment and capitalized software	(149,187)	(150,443)	(108,284)
Property insurance proceeds	12,137	7,499	3,999
Proceeds from sale of business	—	10,318	5,171
Proceeds from sale of Rail assets	—	2,871	36,706
Proceeds from sale of business from discontinued operations	—	—	56,302
Purchases of Rail assets	—	—	(31,458)
Other	3,148	574	4,907
Net cash used in investing activities	(163,074)	(153,879)	(52,902)
Financing Activities
Net (payments) receipts under short-term lines of credit	(91,951)	(233,696)	(21,273)
Payments of long-term debt	(83,589)	(49,620)	(30,045)
Distributions to noncontrolling interest owner	(102,295)	(46,418)	(44,910)
Dividends paid	(26,273)	(25,373)	(24,609)
Value of shares withheld for taxes	(8,105)	(6,630)	(3,381)
Common stock repurchased	(2,295)	(1,747)	(12,721)
Payments of debt issuance costs	(2,851)	—	—
Proceeds from issuance of long-term debt	67,000	100,000	—
Proceeds from issuance of short-term debt	—	—	350,000
Payments of short-term debt	—	—	(550,000)
Other	—	(509)	2,209
Net cash used in financing activities	(250,359)	(263,993)	(334,730)
Effect of exchange rates on cash and cash equivalents	(156)	(293)	(660)
Increase (decrease) in Cash and cash equivalents	(82,083)	528,585	(101,175)
Cash and cash equivalents at beginning of year	643,854	115,269	216,444
Cash and cash equivalents at end of year	$561,771	$643,854	$115,269
The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2024 Form 10-K | 35

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2022	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					131,080	35,899	166,979
Other comprehensive income				19,212			19,212
Amounts reclassified from Accumulated other comprehensive income (loss)				78			78
Contributions from noncontrolling interests						4,900	4,900
Distributions to noncontrolling interests						(44,910)	(44,910)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (51 shares)	2	16,598	(2,396)				14,204
Purchase of treasury shares (384 shares)			(12,721)				(12,721)
Dividends declared ($0.725 per common share)					(24,441)		(24,441)
Restricted share award dividend equivalents		55	337		(1,628)		(1,236)
Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income					101,190	31,339	132,529
Other comprehensive income				13,424			13,424
Amounts reclassified from Accumulated other comprehensive income				(11,043)			(11,043)
Distributions to noncontrolling interests						(46,418)	(46,418)
Deconsolidation of joint venture						17,399	17,399
Stock awards and other shares issued to employees and directors, net of income tax of $0 (227 shares)		1,339	6,364				7,703
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.745 per common share)					(25,150)		(25,150)
Restricted share award dividend equivalents		623	165		(867)		(79)
Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					114,012	56,688	170,700
Other comprehensive income				3,553			3,553
Amounts reclassified from Accumulated other comprehensive income				(13,833)			(13,833)
Distributions to noncontrolling interests						(102,295)	(102,295)
Noncontrolling interests recognized in a business combination						45,769	45,769
Stock awards and other shares issued to employees and directors, net of income tax of $0 (258 shares)		(2,308)	9,634				7,326
Purchase of treasury shares (58 shares)			(2,295)				(2,295)
Dividends declared ($0.765 per common share)					(26,056)		(26,056)
Restricted share award dividend equivalents		707	62		(189)		580
Balance at December 31, 2024	$142	$385,609	$(2,860)	$12,585	$970,710	$233,650	$1,599,836

The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2024 Form 10-K | 36

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

On October 1, 2019, the Company formed TAMH with Marathon for the primary purpose of producing ethanol and additional co-products such as dried distillers grains and corn oil. TAMH has plants located in Iowa, Indiana, Michigan, and Ohio. The plants have a combined nameplate production capacity of 405 million gallons of ethanol but have a history of outperforming the nameplate capacity. The Company owns 50.1% of TAMH's common units and management has determined that TAMH is a VIE in which the Company is the primary beneficiary. Accordingly, TAMH is consolidated within the Company’s Consolidated Financial Statements and records noncontrolling interest for the share of the entity owned by Marathon.

ELEMENT was structured as a limited liability company which began operations in 2019 for the primary purpose of producing ethanol and additional co-products such as dried distillers grain and corn oil. The Company held 51% of the membership units and the Company had acted as the manager of the facility. As a result, ELEMENT was concluded to be a VIE in which the Company was the primary beneficiary and had been consolidated within the Company’s Consolidated Financial Statements. On April 18, 2023, ELEMENT was placed into receivership and a receiver was appointed, which took possession and control of the rights and interests of ELEMENT. With this appointment, while retaining its investment in ELEMENT, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment. Operating results from January 1, 2023, to April 18, 2023, and the year ended December 31, 2022, are included within the Consolidated Statements of Operations.

The Andersons, Inc. | 2024 Form 10-K | 37

The creditors of the consolidated VIEs do not have recourse to the Company other than to the assets of the consolidated VIEs. The following table summarizes the carrying amounts of the assets and liabilities of TAMH, the Company's only consolidated VIE for the periods presented in the Company’s Condensed Consolidated Balance Sheets:

(In thousands)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$47,408	$153,258
Accounts receivable, net	20,574	9,324
Inventories	78,221	61,270
Other current assets	4,994	6,844
Total current assets	151,197	230,696
Property, plant and equipment, net	269,918	270,379
Other assets, net	22,315	25,434
Total assets	$443,430	$526,509
Liabilities
Current liabilities	$48,204	$51,020
Long-term liabilities	9,109	12,010
Total liabilities	$57,313	$63,030

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

We utilize factoring arrangements with third-party financial institutions for certain of our trade accounts receivables in order to extend terms for the customer while we benefit from accelerated collections to manage working capital levels more effectively. These arrangements are on a non-recourse basis and are accounted for as sales and all changes in account receivables and cash proceeds are included in Cash provided by operating activities within the Consolidated Statements of Cash Flows. The third-party financial institutions collect payment for the sold receivables and the Company has no continuing involvement with such receivables. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years 2024 and 2023 we sold, without recourse $201.7 million and $311.6 million of accounts receivable, respectively. Factoring fees were $4.9 million, $4.5 million, and $2.1 million during fiscal years 2024, 2023, and 2022, respectively, and were included in Operating, administrative, and general expenses within the Consolidated Statements of Operations.

The Andersons, Inc. | 2024 Form 10-K | 38

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
The Andersons, Inc. | 2024 Form 10-K | 39

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has long-term interest rate swaps that expire from 2025 to 2031 recorded within the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature) and have been designated as cash flow hedges; accordingly, changes in the fair value of the instruments are recognized in Other comprehensive income in the Consolidated Balance Sheets. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in current earnings as interest expense. When interest rate derivatives are settled prior to maturity, the gain or loss is recognized in Other income, net within the Consolidated Statements of Operations. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 5 to the Consolidated Financial Statements.

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

Deferred Debt Issuance Costs

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
The Andersons, Inc. | 2024 Form 10-K | 40

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

Business Interruption Insurance

The Company recorded $19.4 million and $12.5 million in business interruption insurance recoveries for the years ended December 31, 2024, and 2023, respectively. These recoveries were mainly due to a prior period collapse of grain bins in Delphi, Indiana, and a prior period incident at the Company's leased port facility in Texas. As a result of the disruptions, the Trade segment incurred incremental costs and lost sales as the locations were unable to handle grain. The proceeds from these business interruption claims were included within Cost of sales and merchandising revenues in the Consolidated Statements of Operations and in Cash provided by operating activities in the Consolidated Statements of Cash Flows.

Foreign Currency Translation and Transactions

Some of the Company’s foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of such subsidiaries are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. The Company records adjustments resulting from the translation of financial statements denominated in a foreign currency as a component of Accumulated other comprehensive income within the Consolidated Balance Sheets. Transaction gains and losses related to operating assets and liabilities are included in Cost of sales and merchandising revenues in the accompanying Consolidated Statements of Operations. Net foreign currency transaction losses related to operating assets and liabilities were de minimis for the year ended December 31, 2024. The Company recorded net foreign currency transaction losses of $29.5 million in the year ended December 31, 2023 and net foreign currency transaction gains of $3.1 million for the year ended December 31, 2022.

The vast majority of the foreign currency transaction losses for the year ended December 31, 2023, were related to currency liquidity issues in Egypt. Due to foreign currency challenges in Egypt, the Company made an exception to its normal practice regarding sales into the Middle East and North Africa, allowing customers to make payments in Egyptian pounds on receivables originally contracted in U.S. dollars. Based on the information available at the time, management expected to be able to convert the local currency to U.S. dollars within a relatively short timeframe and was able to use non-deliverable forward currency hedges to manage the foreign currency exposure through part of the year. As geopolitical instability and currency liquidity challenges continued to grow in the region, the non-deliverable forward currency hedges ceased to be effective, and management made the decision to limit losses and accept a lower exchange rate on these receivables.
The Andersons, Inc. | 2024 Form 10-K | 41

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
The Andersons, Inc. | 2024 Form 10-K | 42

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the ASU can be applied prospectively or retrospectively. We do not expect the adoption of this ASU to have a material impact on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

Recently issued accounting pronouncements adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for annual periods beginning with the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company adopted this ASU retrospectively on December 31, 2024. Refer to Note 12, Segment Information, for the inclusion of the new required disclosures.
The Andersons, Inc. | 2024 Form 10-K | 43

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

	December 31,
(in thousands)	2024	2023
Grain and other agricultural products (a)	$951,283	$886,725
Energy inventories (a)	17,381	21,705
Ethanol and co-products (a)	109,528	104,349
Plant nutrients and cob products	208,619	153,921
Total	$1,286,811	$1,166,700
(a) Includes RMI of $944.5 million and $862.5 million at December 31, 2024, and December 31, 2023, respectively.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2024	2023
Land	$39,278	$30,912
Land improvements and leasehold improvements	88,144	82,438
Buildings and storage facilities	622,771	365,744
Machinery and equipment	1,042,529	951,544
Construction in progress	39,610	36,541
	1,832,332	1,467,179
Less: accumulated depreciation	(964,181)	(773,814)
Property, plant and equipment, net	$868,151	$693,365

The increase in Property, plant and equipment, net from the prior year was due to the acquisition of Skyland. See Note 20 for additional information.

Depreciation expense on property, plant and equipment amounted to $105.3 million, $100.6 million, and $110.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Andersons, Inc. | 2024 Form 10-K | 44

4. Debt

On November 1, 2024, Skyland, a consolidated subsidiary of the Company as of our acquisition on November 1, 2024, entered into an amended and restated credit agreement (the "Skyland Credit Agreement") with COBANK, ACB and Farm Credit Mid-America, PCA. The Skyland Credit Agreement provides for a three-year $300.0 million revolving credit facility, a five-year $15.0 million revolving term loan facility, and $78.2 million of term notes consisting of several individual tranches of debt, with various payment schedules, and all with maturities of 5 years or less. The proceeds were used to refinance Skyland's existing debt after the acquisition. The $300.0 million revolving credit facility, a five-year $15.0 million revolving term loan facility, and $67.0 million of the term notes will bear interest at variable rates, which are based on the Secured Overnight Financing Rate plus an applicable spread, with the remaining $11.2 million of term notes bearing fixed interest rates between 3.85% - 5.80%. The Skyland Credit Agreement is secured by the assets of Skyland and is non-recourse to the Company.

The capacity of the Company's short-term lines of credit at December 31, 2024 was $2,161.7 million, of which the Company had a total of $1,991.3 million available for borrowing. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2024, and 2023, was 7.15% and 7.28%, respectively.

Total interest paid was $31.1 million, $47.0 million, and $56.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, and 2023, the estimated fair value of long-term debt, including the current portion, was $635.4 million and $585.1 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

As of December 31, 2024, the Company was in compliance with all financial covenants.
The Andersons, Inc. | 2024 Form 10-K | 45

Long-Term Debt

	December 31,
(in thousands, except percentages)	2024	2023
Note payable, variable rate (6.01% at December 31, 2024), payable in increasing amounts plus interest, due 2029	$180,586	$191,055
Note payable, variable rate (5.88% at December 31, 2024), payable in increasing amounts plus interest, due 2027	121,289	128,320
Note payable, variable rate (6.01% at December 31, 2024), payable in increasing amounts plus interest, due 2031	92,500	97,500
Note payable, 4.50%, payable at maturity, due 2034 (a)	87,818	91,744
Note payable, variable rate (7.56% at December 31, 2024), payable in increasing amounts plus interest, due 2029 (b)	67,000	—
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Industrial revenue bond, variable rate (4.97% at December 31, 2024), payable at maturity, due 2036	21,000	21,000
Note payable, 4.50%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.00%, payable at maturity, due 2040	14,000	14,000
Note payable, 3.85%, payable at maturity, due 2029 (b)	4,500	—
Note payable, 4.80%, payable at maturity, due 2026 (b)	1,499	—
Note payable, 4.11%, payable at maturity, due 2026 (b)	1,378	—
Note payable, 5.80%, payable at maturity, due 2028 (b)	1,088	—
Note payable, 5.60%, payable at maturity, due 2025 (b)	600	—
Note payable, 4.13%, payable at maturity, due 2026 (b)	553	—
Note payable, 4.05%, payable at maturity, due 2026 (b)	439	—
Note payable, 5.40%, payable at maturity, due 2025(b)	93	—
Finance lease obligations, due serially to 2043 (a)	7,880	9,013
Finance lease obligations, due serially to 2029 (b)	3,619	—
	646,842	593,632
Less: current maturities	36,139	27,561
Less: unamortized prepaid debt issuance costs	2,552	3,111
	$608,151	$562,960
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $48.8 million.
(b) Debt is non-recourse to the Company and collateralized by substantially all assets of Skyland with a net book value of $133.2 million.

The aggregate annual maturities of long-term debt are as follows: 2025 -- $36.1 million; 2026 -- $63.2 million; 2027 -- $137.1 million; 2028 -- $30.1 million; 2029 -- $194.9 million; and $185.4 million thereafter.

The Andersons, Inc. | 2024 Form 10-K | 46

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

(in thousands)	December 31, 2024	December 31, 2023
Cash collateral paid	$39,025	$24,439
Fair value of derivatives	8,696	24,237
Net derivative asset position	$47,721	$48,676

The Andersons, Inc. | 2024 Form 10-K | 47

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	December 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$165,038	$1,441	$10,158	$28	$176,665
Commodity derivative liabilities	(55,262)	(28)	(69,924)	(425)	(125,639)
Cash collateral paid	39,025	—	—	—	39,025
Balance sheet line item totals	$148,801	$1,413	$(59,766)	$(397)	$90,051

	December 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$201,542	$1,496	$7,868	$13	$210,919
Commodity derivative liabilities	(47,898)	(64)	(98,717)	(431)	(147,110)
Cash collateral paid	24,439	—	—	—	24,439
Balance sheet line item totals	$178,083	$1,432	$(90,849)	$(418)	$88,248

The net gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$(12,783)	$(69,579)	$13,533

The Andersons, Inc. | 2024 Form 10-K | 48

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) are as follows:

	December 31, 2024
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	607,172	—	—
Soybeans	32,548	—	—
Wheat	88,503	—	—
Oats	21,595	—	—
Ethanol	—	280,999	—
Soybean meal	—	—	524
Dried distillers grain	—	—	745
Other	4,308	53,020	1,972
Subtotal	754,126	334,019	3,241
Exchange traded:
Corn	214,810	—	—
Soybeans	23,390	—	—
Wheat	123,661	—	—
Oats	315	—	—
Ethanol	—	99,162	—
Propane	—	118,986	—
Other	—	1,440	444
Subtotal	362,176	219,588	444
Total	1,116,302	553,607	3,685

	December 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	519,825	—	—
Soybeans	41,848	—	—
Wheat	66,953	—	—
Oats	15,355	—	—
Ethanol	—	206,986	—
Soybean meal	—	—	546
Dried distillers grain	—	—	740
Other	6,847	37,153	1,882
Subtotal	650,828	244,139	3,168
Exchange traded:
Corn	160,795	—	—
Soybeans	34,250	—	—
Wheat	64,778	—	—
Oats	375	—	—
Ethanol	—	97,272	—
Propane	—	74,550	—
Other	—	420	825
Subtotal	260,198	172,242	825
Total	911,026	416,381	3,993

The Andersons, Inc. | 2024 Form 10-K | 49

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

The Company had recorded the following amounts for the fair value of the Company's interest rate and other derivatives:

	December 31,
(in thousands)	2024	2023
Derivatives not designated as hedging instruments
Foreign currency contracts included in Other current assets (liabilities)	$(3,972)	$907
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	6,761	9,968
Interest rate contracts included in Other assets	22,723	18,041
Interest rate contracts included in Other long-term liabilities	(301)	—

The recording of derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income	$846	$(3,407)	$38,564
Interest rate derivative gains (losses) included in Interest expense, net	12,354	10,132	(989)
Interest rate derivative gains included in Other income, net	546	—	—

The following table presents the open interest rate contracts at December 31, 2024:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Swap	2019	2025	87.5	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	43.8	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	43.8	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2020	2030	50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2022	2025	20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2022	2028	15.0	Interest rate component of debt - accounted for as a hedge	—% to 3.3%
Swap	2023	2025	50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	50.0	Interest rate component of debt - accounted for as a hedge	2.9%
Swap	2024	2029	35.0	Interest rate component of debt - accounted for as a hedge	4.2%

The Andersons, Inc. | 2024 Form 10-K | 50

6. Employee Benefit Plans

The Company provides certain full-time employees with retirement benefits under defined contribution plans. The Company's expense for its defined contribution plans amounted to $14.2 million, $17.7 million and $17.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company also has a postretirement health care benefit plan covering substantially all of its full-time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share of the related costs. The measurement date for this plan is December 31.

Obligation and Funded Status

Following are the details of the obligation and funded status of the postretirement health care benefit plan:

(in thousands)
Change in benefit obligation	2024	2023
Benefit obligation at beginning of year	$17,266	$17,433
Service cost	133	151
Interest cost	785	830
Actuarial (gains) losses	(911)	(66)
Participant contributions	227	257
Benefits paid	(1,573)	(1,339)
Benefit obligation at end of year	$15,927	$17,266

(in thousands)
Change in plan assets	2024	2023
Fair value of plan assets at beginning of year	$—	$—
Company contributions	1,346	1,082
Participant contributions	227	257
Benefits paid	(1,573)	(1,339)
Fair value of plan assets at end of year	$—	$—

Underfunded status of plans at end of year	$(15,927)	$(17,266)

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
(in thousands)	2024	2023
Accrued expenses and other current liabilities	$1,282	$1,242
Other long-term liabilities	14,645	16,024
Net amount recognized	$15,927	$17,266

Following are the details of the amounts recognized in Accumulated other comprehensive income before taxes for the year ended December 31, 2024:

(in thousands)	Unamortized Actuarial Net Gains	Unamortized Prior Service Costs
Balance at beginning of year	$11,744	$(6,243)
Amounts arising during the period	911	—
Amounts recognized as a component of net periodic benefit cost	—	(1,206)
Balance at end of year	$12,655	$(7,449)

The Andersons, Inc. | 2024 Form 10-K | 51

The benefits expected to be paid for the postretirement health care benefit plan over the next ten years are as follows:

(in thousands)	Postretirement Benefits
2025	$1,282
2026	1,285
2027	1,288
2028	1,287
2029	1,284
2030-2034	6,167

The components of the net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Service cost	$133	$151	$248
Interest cost	785	830	586
Amortization of prior service cost	(911)	(911)	(911)
Amortization of actuarial gain	(295)	(323)	—
Net periodic benefit (gain) cost	$(288)	$(253)	$(77)

The weighted-average assumptions of the postretirement health care benefit plan are as follows:

	Year Ended December 31,
	2024	2023	2022
Used to Determine Benefit Obligations at Measurement Date
Discount rate	5.4%	4.7%	4.9%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	4.7%	4.9%	2.6%
Expected long-term return on plan assets	—	—	—
Rate of compensation increases	—	—	—

Assumed Health Care Cost Trend Rates at Beginning of Year
	2024	2023
Health care cost trend rate assumed for next year	3.0%	3.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (a)	N/A	N/A
Year that the rate reaches the ultimate trend rate (a)	N/A	N/A
(a)In 2017, the Company's remaining uncapped participants were converted to a Medicare Exchange Health Reimbursement Arrangement, which put a 2% cap on the Company's share of the related costs.

The Andersons, Inc. | 2024 Form 10-K | 52

7. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, the vast majority of the Company's Trade and Renewables sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging. Of the sales and merchandising revenues within the scope of ASC 606 in the Trade and Renewables segments, substantially all of the activity occurs at a point in time and outstanding contract liabilities are de minimis.
In the Company's Nutrient & Industrial segment, all sales and merchandising revenues are within the scope of ASC 606. Therefore, a further disaggregation of revenues and detail of outstanding contract balances is provided below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Ag Supply Chain	$482,492	$586,873	$691,696
Specialty Liquids	178,223	206,477	261,964
Engineered Granules	172,426	150,047	145,648
Total sales and merchandising revenues	$833,141	$943,397	$1,099,308

Substantially all of the Nutrient & Industrial segment revenues presented in the preceding table occurred within the United States and are recorded at a point in time instead of over time.

Ag Supply Chain

The Ag Supply Chain division sells different types of primary nutrients including nitrogen, phosphorus, and potassium. These products can be sold through wholesale distribution channels as well as directly to end users at the farm center locations. These products may be purchased and re-sold as is or sold as finished goods resulting from blending and manufacturing processes. Additionally, the farm centers sell a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers.

Specialty Liquids

The Specialty Liquids division sells a broad range of fertilizers, micronutrients, and soil amendments. The division is also a manufacturer and distributor of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents, calcium nitrate, deicers, and dust abatement products.

Engineered Granules

The Engineered Granules division sells proprietary professional lawn care products that are primarily sold into the golf course and professional turf care markets, serving both U.S. and international customers. Corncob-based products are manufactured and sold for a variety of uses including laboratory animal bedding and private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. The division also performs contract manufacturing services to formulated and package fertilizer and weed and pest control products to various markets.

The contracts associated with the Nutrient & Industrial segment generally have a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer. Payment terms generally range from 0 - 30 days.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2024	2023
Balance at January 1	$30,686	$55,408
Balance at December 31	24,812	30,686

The Andersons, Inc. | 2024 Form 10-K | 53

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The contract liabilities covered in the table above relate to the Nutrient & Industrial business for payments received in advance of fulfilling our performance obligations under our customer contracts. Contract liabilities are built up at year-end and through the first quarter as a result of payments in advance of fulfilling our performance obligations under our customer contracts in preparation for the spring application season. The contract liabilities are then relieved as obligations are met. The variance in contract liabilities at December 31, 2024, compared to the prior years was due to tight supplies and higher fertilizer prices towards the end of 2022 and the beginning of 2023, causing more customers to prepay for fertilizer to ensure supply and fix their input costs for the following spring application season. At December 31, 2024, and 2023, fertilizer prices were stable and in a higher interest rate environment customers are not as willing to prepay for fertilizer as they were at December 31, 2022.

8. Income Taxes

The income tax provision from continuing operations consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$21,081	$30,274	$38,801
State and local	7,568	5,852	13,541
Foreign	4,780	2,869	4,741
	33,429	38,995	57,083
Deferred:
Federal	(4,028)	(1,012)	(13,425)
State and local	(202)	1,252	(6,775)
Foreign	858	(2,201)	2,745
	(3,372)	(1,961)	(17,455)
Total:
Federal	17,053	29,262	25,376
State and local	7,366	7,104	6,766
Foreign	5,638	668	7,486
	$30,057	$37,034	$39,628

Income before income taxes from continuing operations consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S.	$199,950	$161,377	$173,810
Foreign	807	8,186	20,772
	$200,757	$169,563	$194,582

The Andersons, Inc. | 2024 Form 10-K | 54

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of related federal taxes	3.0	2.9	2.4
Effect of noncontrolling interest	(5.9)	(3.9)	(3.9)
Derivative instruments and hedging activities	(0.1)	—	(1.3)
U.S. income taxes on foreign earnings	0.4	1.3	(0.1)
Nondeductible compensation	0.6	0.9	1.2
Unrecognized tax benefits	(0.1)	4.7	8.0
Valuation allowance	1.1	0.4	0.7
Foreign tax credits	(1.0)	(2.9)	(2.1)
Research and development and other tax credits	(6.0)	(2.7)	(7.0)
Other, net	2.0	0.1	1.5
Effective tax rate	15.0%	21.8%	20.4%

Net income taxes of $31.5 million, $45.7 million, and $88.7 million were paid in the years ended December 31, 2024, 2023, and 2022, respectively.

TAMH, Skyland, and ELEMENT for the periods in which the entity was consolidated are treated as partnerships for U.S. tax purposes. Partnerships are not taxable entities so the tax consequences of the partnership’s transactions flow through to the partners at their proportionate share. As a result, the Consolidated Statements of Operations do not reflect such income taxes within Net income attributable to the noncontrolling interest.

The Company has elected to treat Global Intangible Low Tax Income (“GILTI”) as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years.

For the years ended December 31, 2024, and 2023, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing and if/when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Andersons, Inc. | 2024 Form 10-K | 55

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax liabilities:
Property, plant and equipment	$(64,934)	$(66,497)
Operating lease right-of-use assets	(18,029)	(8,716)
Identifiable intangibles	—	(3,565)
Investments	(21,968)	(29,962)
Derivative Instruments	(7,202)	(6,972)
Other	(5,607)	(5,826)
	(117,740)	(121,538)
Deferred tax assets:
Employee benefits	24,346	28,989
Accounts and notes receivable	12,289	10,406
Inventory	3,166	3,718
Identifiable intangibles	655	—
Federal income tax credits	4,203	3,439
Net operating loss carryforwards	1,212	1,015
Operating lease liability	17,685	8,653
Other	7,402	12,324
Total deferred tax assets	70,958	68,544
less: Valuation allowance	6,591	4,416
	64,367	64,128
Net deferred tax liabilities(a)	$(53,373)	$(57,410)
(a) The Company had deferred tax assets of $1.7 million and $1.2 million included in Other assets in the Consolidated Balance Sheets as of December 31, 2024, and 2023, respectively.

At December 31, 2024, the Company had $31.8 million and $7.0 million of state and non-U.S. net operating loss carryforwards that begin to expire in 2028 and 2027, respectively. The Company also has $4.2 million of U.S. foreign tax credits ("FTCs") carryforwards that begin to expire in 2026. The valuation allowance of $6.6 million is related to $4.2 million, $1.1 million, and $1.3 million of U.S. federal FTCs, foreign net operating losses, and other U.S. deferred tax assets, respectively.

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

The Company and its subsidiaries file income tax returns in the U.S., foreign, state and local jurisdictions. The Company and its subsidiary partnership returns are under federal tax examination by the IRS for tax years ranging from 2018 through 2021. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. Due to the potential for resolution of U.S. federal, foreign, state and local examinations, it is reasonably possible that the gross unrecognized tax benefits may change within the next twelve months by a range of $3.3 million to $14.2 million.

The Andersons, Inc. | 2024 Form 10-K | 56

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2024	2023	2022
Balance at beginning of period	$84,719	$79,262	$51,754
Tax positions related to the current year
Gross additions	—	—	8,074
Tax positions related to prior years
Gross additions	—	6,134	19,434
Gross reductions	(4,275)	(58)	—
Settlements	(9,993)	—	—
Lapse in statute of limitations	—	(619)	—
Balance at end of period	$70,451	$84,719	$79,262
As of December 31, 2024, 2023 and 2022, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. As of December 31, 2024, unrecognized tax benefits of $70.5 million include $54.1 million associated with the federal and state research & development credits.

The Company’s practice is to recognize interest and penalties on uncertain tax positions in the Income tax provision from continuing operations within the Consolidated Statements of Operations. At December 31, 2024, 2023, and 2022, the Company recorded reserves of $15.7 million, $13.0 million, and $8.6 million, respectively, of interest and penalties on uncertain tax positions in Other long-term liabilities within the Consolidated Balance Sheets.

The Andersons, Inc. | 2024 Form 10-K | 57

9. Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated other comprehensive income ("AOCI"):

	Year Ended December 31,
(in thousands)	2024	2023
Currency Translation Adjustment
Beginning balance	$(2,581)	$(8,203)
Other comprehensive income (loss) before reclassifications	(10,888)	5,622
Tax effect	—	—
Other comprehensive income (loss), net of tax	(10,888)	5,622
Ending Balance	$(13,469)	$(2,581)
Cash Flow Hedges
Beginning balance	$20,985	$23,546
Other comprehensive income (loss) before reclassifications	13,768	6,725
Amounts reclassified from AOCI (a)	(12,922)	(10,132)
Tax effect (c)	(260)	846
Other comprehensive income (loss), net of tax	586	(2,561)
Ending Balance	$21,571	$20,985
Pension and Other Postretirement Plans
Beginning balance	$4,203	$4,883
Other comprehensive income (loss) before reclassifications	939	19
Amounts reclassified from AOCI (b)	(911)	(911)
Tax effect (c)	(6)	212
Other comprehensive income (loss), net of tax	22	(680)
Ending Balance	$4,225	$4,203
Investments in Convertible Preferred Securities
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending Balance	$258	$258

Total AOCI Ending Balance	$12,585	$22,865
(a)Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net within the Consolidated Statements of Operations as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity, the gain or loss is recognized in Other income, net within the Consolidated Statements of Operations. See Note 5 for additional information.
(b)This AOCI component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses within the Consolidated Statements of Operations.
(c)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.

10. Fair Value Measurements

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis:

(in thousands)	December 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$47,721	$42,330	$—	$90,051
Provisionally priced contracts (b)	(12,203)	(45,017)	—	(57,220)
Convertible preferred securities (c)	—	—	14,190	14,190
Other assets and liabilities (d)	2,711	29,183	—	31,894
Total	$38,229	$26,496	$14,190	$78,915
The Andersons, Inc. | 2024 Form 10-K | 58

(in thousands)	December 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,676	$39,572	$—	$88,248
Provisionally priced contracts (b)	(108,736)	(65,343)	—	(174,079)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,477	28,009	—	33,486
Total	$(54,583)	$2,238	$15,625	$(36,720)
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

The Andersons, Inc. | 2024 Form 10-K | 59

A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2024	2023
Assets at January 1,	$15,625	$16,278
Additional investments	100	1,342
Gains (losses) included in Other income, net	(1,535)	497
Proceeds from investments	—	(1,670)
Reclassification to a receivable in Other assets, net	—	(822)
Assets at December 31,	$14,190	$15,625

The following tables summarize quantitative information about the Company's Level 3 fair value measurements:

Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2024	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$14,190	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of 12/31/2023	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,625	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no non-recurring fair value measurements as of December 31, 2024, and 2023.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Party Transactions

In the ordinary course of business the Company enters into related party transactions, mainly with the Company's minority shareholders of certain consolidated subsidiaries, regarding sales and purchases of commodities. Such related party sales comprised less than 3% of the Company's Sales and merchandising revenues for the years ended December 31, 2024, 2023, and 2022. Related party purchases comprised less than 1% of the Company's Cost of sales and merchandising revenues for the years ended December 31, 2024, 2023, and 2022.

Receivables and payables resulting from the related party transactions described above comprised less than 3% of the Company's Accounts receivable, net, and less than 1% of the Company's Trade and other payables balances as of December 31, 2024, and 2023.

The Company believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

12. Segment Information

Reportable segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on Income (loss) before income taxes from continuing operations. The operating and reportable segment structure provides alignment between business strategies and operating results. The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the management structure.

The Andersons, Inc. | 2024 Form 10-K | 60

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

	Year Ended December 31, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Sales and merchandising revenues	$7,622,077	$2,802,330	$833,141	$11,257,548
Cost of sales and merchandising revenues	7,218,395	2,633,179	712,048	10,563,622
Operating, administrative and general expenses	316,390	35,493	103,238	455,121
Interest expense	24,587	2,841	6,311	33,739
Other income, net (a)	28,728	8,678	6,444	43,850
Segment income before income taxes from continuing operations	$91,433	$139,495	$17,988	$248,916
less: Corporate expenses				48,159
Income before income taxes from continuing operations				$200,757
(a) Other income, net for each reportable segment includes:
Trade - interest income, property insurance recoveries, patronage income, amongst other items.
Renewables - interest income, a gain on the deconsolidation of the ELEMENT joint venture, patronage income, amongst other items.
Nutrient & Industrial - interest income, patronage income, amongst other items.

	Year Ended December 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Sales and merchandising revenues	$10,426,083	$3,380,632	$943,397	$14,750,112
Cost of sales and merchandising revenues	10,016,133	3,178,235	810,381	14,004,749
Operating, administrative and general expenses	308,470	32,737	103,342	444,549
Asset impairment (a)	—	87,156	—	87,156
Interest expense	35,234	6,385	7,016	48,635
Other income, net (b)	29,988	15,056	2,391	47,435
Segment income before income taxes from continuing operations	$96,234	$91,175	$25,049	$212,458
less: Corporate expenses				42,895
Income before income taxes from continuing operations				$169,563
(a) Asset impairment of $87.2 million as the Company recorded an impairment charge related to ELEMENT in the first quarter of 2023, as the plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis.
(b) Other income, net for each reportable segment includes:
Trade - interest income, property insurance recoveries, gains on sales of assets & businesses, patronage income, amongst other items.
Renewables - interest income, a gain on the deconsolidation of the ELEMENT joint venture, patronage income, Biofuel Producer Program funds, amongst other items.
Nutrient & Industrial - interest income, patronage income, amongst other items.
The Andersons, Inc. | 2024 Form 10-K | 61

	Year Ended December 31, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Sales and merchandising revenues	$13,047,537	$3,178,539	$1,099,308	$17,325,384
Cost of sales and merchandising revenues	12,639,830	3,051,544	949,846	16,641,220
Operating, administrative and general expenses	273,592	30,730	106,003	410,325
Asset impairment (a)	9,000	—	—	9,000
Interest expense	42,551	8,775	7,298	58,624
Other income, net (b)	12,661	20,731	3,001	36,393
Segment income before income taxes from continuing operations	$95,225	$108,221	$39,162	$242,608
less: Corporate expenses				48,026
Income before income taxes from continuing operations				$194,582
(a) Asset impairment of $9.0 million as the Company recorded an impairment charge related to a Nebraska grain asset.
(b) Other income, net for each reportable segment includes:
Trade - interest income, property insurance recoveries, gains on sales of assets & businesses, patronage income, amongst other items.
Renewables - interest income, patronage income, Biofuel Producer Program funds, amongst other items.
Nutrient & Industrial - interest income, patronage income, amongst other items.

	Year Ended December 31, 2024
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Depreciation and amortization (a)	$40,505	$49,705	$32,488	$5,106	$127,804
Purchases of property, plant and equipment and capitalized software	59,240	49,808	36,116	4,023	149,187
Interest income (b)	12,499	5,075	3,519	—	21,093
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Year Ended December 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Depreciation and amortization (a)	$36,109	$51,408	$29,268	$8,321	$125,106
Purchases of property, plant and equipment and capitalized software	49,728	54,546	42,524	3,645	150,443
Interest income (b)	6,730	5,087	1,163	27	13,007
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Year Ended December 31, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Depreciation and amortization (a)	$35,953	$63,458	$26,634	$8,697	$134,742
Purchases of property, plant and equipment and capitalized software	29,433	42,734	34,678	1,439	108,284
Interest income (b)	2,297	589	4	110	3,000
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.
The Andersons, Inc. | 2024 Form 10-K | 62

	December 31,
(in thousands)	2024	2023	2022
Identifiable assets
Trade	$2,279,698	$2,164,578	$3,166,813
Renewables	679,430	763,203	835,860
Nutrient & Industrial	499,443	434,674	530,596
Other	662,743	492,552	74,727
Total assets	$4,121,314	$3,855,007	$4,607,996

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues from external customers by geographic region
United States	$8,103,367	$9,772,619	$12,503,330
Canada	517,131	694,774	1,199,487
Mexico	392,142	533,012	493,111
Egypt	124,905	462,068	573,371
Switzerland	176,358	373,305	373,737
Other	1,943,645	2,914,334	2,182,348
Total	$11,257,548	$14,750,112	$17,325,384

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $45.8 million and $36.1 million in long-lived assets abroad at December 31, 2024 and 2023, respectively with substantially all of the foreign long-lived assets located within Canada for both periods presented.

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

The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheets related to leases:

		December 31,
(in thousands)	Consolidated Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Right of use assets, net	$104,630	$54,234
Finance lease assets	Property, plant and equipment, net	23,119	20,289
Total leased assets		$127,749	$74,523

Liabilities
Current operating leases	Accrued expenses and other current liabilities	$25,773	$22,322
Non-current operating leases	Long-term lease liabilities	65,312	31,659
Total operating lease liabilities		91,085	53,981

Current finance leases	Current maturities of long-term debt	1,884	1,134
Non-current finance leases	Long-term debt, less current maturities	9,616	7,879
Total finance lease liabilities		11,500	9,013
Total lease liabilities		$102,585	$62,994
The Andersons, Inc. | 2024 Form 10-K | 63

The components of lease cost recognized within the Company's Consolidated Statement of Operations were as follows:

		Year Ended December 31,
(in thousands)	Consolidated Statement of Operations Classification	2024	2023	2022
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$17,760	$16,123	$19,891
Operating lease cost	Operating, administrative and general expenses	14,490	13,203	10,132
Finance lease cost
Amortization of right-of-use assets	Cost of sales and merchandising revenues	80	120	614
Amortization of right-of-use assets	Operating, administrative and general expenses	1,133	1,045	1,009
Interest expense on lease liabilities	Interest expense, net	346	332	413
Short-term lease cost	Cost of sales and merchandising revenues	2,194	2,160	2,465
Short-term lease cost	Operating, administrative and general expenses	46	144	—
Variable lease cost	Cost of sales and merchandising revenues	—	500	338
Variable lease cost	Operating, administrative and general expenses	468	225	394
Total lease cost		$36,517	$33,852	$35,256

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

	As of December 31,
Weighted-Average Remaining Lease Term	2024	2023
Operating leases	10.9 years	4.0 years
Finance leases	6.6 years	8.6 years

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

	As of December 31,
Weighted-Average Discount Rate	2024	2023
Operating leases	4.96%	4.27%
Finance leases	4.19%	3.77%

Supplemental Cash Flow Information Related to Leases

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,094	$30,467	$30,294
Financing cash flows from finance leases	1,185	1,270	1,782
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72,196	48,569	36,056

The Andersons, Inc. | 2024 Form 10-K | 64

Maturity Analysis of Leases Liabilities

	December 31, 2024
(in thousands)	Operating Leases	Finance Leases	Total
2025	$29,882	$2,338	$32,220
2026	21,028	2,414	23,442
2027	13,808	2,229	16,037
2028	7,456	2,075	9,531
2029	4,038	2,394	6,432
Thereafter	62,350	1,986	64,336
Total lease payments	138,562	13,436	151,998
Less: interest	47,477	1,936	49,413
Total	$91,085	$11,500	$102,585

	December 31, 2023
(in thousands)	Operating Leases	Finance Leases	Total
2024	$23,790	$1,447	$25,237
2025	14,518	1,456	15,974
2026	8,755	1,462	10,217
2027	5,225	1,471	6,696
2028	1,714	1,481	3,195
Thereafter	5,076	3,488	8,564
Total lease payments	59,078	10,805	69,883
Less: interest	5,097	1,792	6,889
Total	$53,981	$9,013	$62,994

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

The estimated losses for outstanding claims that are considered reasonably possible and estimable are not material.

15. Stock Compensation Plans

The Company's 2019 Long-Term Incentive Compensation Plan, dated February 22, 2019, and subsequently approved by shareholders on May 10, 2019, and amended and restated on May 6, 2022, is authorized to issue up to 7.0 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 3.1 million shares remain available for issuance at December 31, 2024.

The Andersons, Inc. | 2024 Form 10-K | 65

Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award and recognizes forfeitures as they occur. Stock compensation expense recognized in Operating, administrative and general expenses within the Consolidated Statements of Operations was $13.6 million, $12.9 million, and $11.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

A summary of the status of the Company's non-vested RSUs as of December 31, 2024, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	248	$41.74
Granted	147	48.93
Vested	(145)	34.61
Forfeited	(7)	49.21
Non-vested at December 31, 2024	243	$50.16

	Year Ended December 31,
	2024	2023	2022
Total fair value of shares vested (in thousands)	$5,022	$4,369	$7,465
Weighted-average fair value of RSUs granted	$48.93	$44.84	$43.38

As of December 31, 2024, there was $4.4 million of total unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a weighted-average period of 1.4 years.

Earnings Per Share-Based Performance Share Units with Total Shareholder Return Modifier (“Modified PSUs”)

Beginning in 2024, the Company began granting Modified PSUs. Each Modified PSU gives the participant the right to receive common shares dependent on both a performance condition (achievement of defined EPS levels) and a market condition (ranking of total shareholder return in comparison to our peer group) over a 3-year period. At the end of the period, the number of shares of stock issued from the target award will be determined by both company performance and market performance of the Company when compared to the peer group. The fair value of the Modified PSUs is estimated based on the market value of the Company's common shares on the date of the award in combination with a Monte Carlo Simulation to place a value on the modifier component of the award.

A summary of the status of the Company's Modified PSUs as of December 31, 2024, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	—	$—
Granted	223	60.42
Vested	—	—
Forfeited	(5)	60.42
Non-vested at December 31, 2024	218	$60.42

	Year Ended December 31,
	2024	2023	2022
Total fair value of shares vested (in thousands)	$—	$—	$—
Weighted-average fair value of Modified PSUs granted	$60.42	$—	$—
The Andersons, Inc. | 2024 Form 10-K | 66

As of December 31, 2024, there was approximately $4.7 million unrecognized compensation cost related to non-vested Modified PSUs that is expected to be recognized over a weighted-average period of 2.2 years.

Earnings Per Share-Based Performance Share Units (“EPS PSUs”)

Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2023 at 50% of the maximum available for issuance; and the awards granted in 2022 at the maximum amount available for issuance.

A summary of the status of the Company's EPS PSUs as of December 31, 2024, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	367	$38.51
Granted	—	—
Vested	(136)	26.80
Forfeited	(5)	45.31
Non-vested at December 31, 2024	226	$45.39

	Year Ended December 31,
	2024	2023	2022
Total fair value of shares vested (in thousands)	$3,646	$2,150	$654
Weighted-average fair value of EPS PSUs granted	$—	$46.04	$43.98

As of December 31, 2024, there was $1.0 million unrecognized compensation cost related to non-vested EPS PSUs that is expected to be recognized over a weighted-average period of 0.7 years.

Total Shareholder Return-Based Performance Share Units (“TSR PSUs”)

Each TSR PSU gives the participant the right to receive common shares dependent on total shareholder return on the Company's Common Shares over a 3-year period. At the end of the period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. No new TSR PSUs were granted during 2024.

A summary of the status of the Company's TSR PSUs as of December 31, 2024, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	367	$56.01
Granted	—	—
Vested	(136)	35.66
Forfeited	(5)	67.86
Non-vested at December 31, 2024	226	$67.97

	Year Ended December 31,
	2024	2023	2022
Total fair value of shares vested (in thousands)	$4,851	$2,853	$—
Weighted-average fair value of TSR PSUs granted	$—	$64.06	$66.90

The Andersons, Inc. | 2024 Form 10-K | 67

As of December 31, 2024, there was approximately $1.5 million unrecognized compensation cost related to non-vested TSR PSUs that is expected to be recognized over a weighted-average period of 0.7 years.

Employee Share Purchase Plan (the “ESP Plan”)

The ESP Plan allows employees to purchase common shares through payroll withholdings. The Company's 2004 ESP Plan, restated and amended in 2023, is authorized to issue up to 500 thousand common shares. The Company has approximately 257 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock. This liability is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2024	2023	2022
Risk free interest rate	4.79%	4.73%	0.39%
Dividend yield	1.29%	2.07%	1.82%
Volatility factor of the expected market price of the common shares	36%	53%	38%
Expected life for the options (in years)	1.0	1.0	1.0

16. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024, 2023, and 2022 are as follows:

(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Balance at January 1, 2022	$119,867	$8,789	$686	$129,342
Acquisitions	—	—	—	—
Balance at December 31, 2022	119,867	8,789	686	129,342
Disposals (a)	(800)	—	—	(800)
Impairments	—	—	(686)	(686)
Balance at December 31, 2023	119,067	8,789	—	127,856
Acquisitions	—	—	—	—
Balance at December 31, 2024	$119,067	$8,789	$—	$127,856

(a) Removal of allocated goodwill due to the sale of a grain asset location in Nebraska.

Goodwill for the Trade segment is $119.1 million as of December 31, 2024, which is net of prior years' accumulated impairment losses of $46.4 million. All goodwill for the Nutrient & Industrial segment has been fully impaired, with net accumulated impairment losses $69.6 million.

The Company had goodwill of approximately $127.9 million at December 31, 2024, which includes $77.8 million related to the Company's Grain Storage and Merchandising ("GSM") reporting unit, $41.3 million related to the Company's Food and Specialty Ingredients ("FSI") reporting unit, and $8.8 million related to the Company's Renewables reporting unit.

The Andersons, Inc. | 2024 Form 10-K | 68

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted-average cost of capital ("WACC") of a hypothetical third-party buyer. The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting units and which captures the perceived risks and uncertainties associated with the reporting unit's cash flows. The cost of debt is the rate that a prudent investor would require to lend money to the reporting units on an after-tax basis and is estimated based on a market-derived analysis of corporate bond yields. The cost of debt and equity is weighted based on the debt-to-market capitalization ratio of publicly traded companies with similarities to the reporting units being tested. The WACC applied in each reporting unit's last quantitative test ranged from 10.00% to 10.25%, which includes a company specific risk premium range from 2.0% to 2.5%. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units.

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

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the GSM and FSI reporting units are determined to have the greatest risk of future impairment charges given the difference (approximately 15% and 26%, respectively) between the BEV and carrying value of these reporting units as of the Company's annual impairment test date. Management performed a qualitative test for the Renewables reporting unit and determined that it was highly unlikely that the BEV is less than its carrying amount. If the Company's projected future cash flows were lower, or if the assumed weighted-average cost of capital were higher, the testing performed at year-end may have indicated an impairment of the goodwill related to one or more of the Company's reporting units. Any impairment charges that the Company may take in the future could be material to its Consolidated Statements of Operations and financial condition.

The Company recorded no goodwill impairment charges in the years ended December 31, 2024, and 2022. The Company recorded approximately $0.7 million of goodwill impairment charges in the year ended December 31, 2023.

The Company's other intangible assets are as follows:

				December 31,
				2024			2023
(in thousands)	Useful Life (in years)			Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Intangible asset class
Customer lists	3	to	10	$153,410	$97,645	$55,765	$149,880	$83,823	$66,057
Non-compete agreements	1	to	7	22,277	21,756	521	22,240	21,514	726
Supply agreement	10	to	10	8,720	8,720	—	8,720	8,374	346
Technology	10	to	10	13,399	12,898	501	13,400	11,558	1,842
Trademarks and patents	7	to	10	16,049	15,437	612	15,810	14,302	1,508
Software	2	to	10	91,615	80,054	11,561	89,241	74,541	14,700
Other	3	to	5	842	457	385	843	443	400
				$306,312	$236,967	$69,345	$300,134	$214,555	$85,579
Amortization expense for intangible assets was $22.5 million, $24.5 million, and $24.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Expected future annual amortization expense for the assets above is as follows: 2025 -- $16.3 million; 2026 -- $14.2 million; 2027 -- $13.9 million; 2028 -- $12.0 million; 2029 -- $2.8 million; and thereafter -- $10.2 million.

The Andersons, Inc. | 2024 Form 10-K | 69

17. Other Income, Net

The following table sets forth the items in Other income, net for the periods presented below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$21,093	$13,007	$3,000
Property insurance recoveries	9,781	11,807	10,632
Gain on deconsolidation of joint venture	3,117	6,544	—
Patronage income	3,604	3,046	4,457
Gain on sale of assets and business, net	—	5,782	1,685
Biofuel Producer Program funds	—	2,190	17,643
Other	4,616	8,107	(3,594)
Total	$42,211	$50,483	$33,823

Individually significant items included in the table above are:

Interest income - The vast majority of interest income recorded by the Company was due to the amount of cash and cash equivalents on hand in all periods presented.

Property insurance recoveries- In 2024, property insurance recoveries consisted of $4.9 million related to a prior period bin collapse at an Indiana grain facility, $3.1 million from a prior period incident at the Company's port facility in Texas, and $1.7 million related to a prior period fire at a Michigan grain asset. In 2023, property insurance recoveries consisted of $5.5 million related to a prior period fire at a Michigan grain asset, $2.7 million related to a prior period bin collapse at a Indiana grain facility in the prior year, and $1.5 million related to a prior period conveyor collapse at a Louisiana grain asset. In 2022, property insurance recoveries consisted of $5.0 million related to a prior period bin collapse at an Indiana grain facility,$3.0 million relating to a prior period incident at the Company's port facility in Texas, and $2.6 million related to a prior period conveyor collapse at a Louisiana grain asset.

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

Gain on sale of assets and businesses - In 2023, the vast majority of the gain was from the sale of a Nebraska grain facility of $5.6 million. In 2022, the gain consisted of several individually immaterial items.

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

The Andersons, Inc. | 2024 Form 10-K | 70

18. Earnings Per Share

(in thousands except per common share data)	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income from continuing operations	$170,700	$132,529	$154,954
Net income attributable to noncontrolling interests (a)	56,688	31,339	35,899
Net income attributable to The Andersons Inc. common shareholders from continuing operations	$114,012	$101,190	$119,055

Income from discontinued operations, net of income taxes	$—	$—	$12,025

Denominator:
Weighted-average shares outstanding – basic	34,032	33,718	33,731
Effect of dilutive awards	290	664	691
Weighted-average shares outstanding – diluted	34,322	34,382	34,422

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$3.35	$3.00	$3.53
Discontinued operations	—	—	0.36
	$3.35	$3.00	$3.89
Diluted earnings:
Continuing operations	$3.32	$2.94	$3.46
Discontinued operations	—	—	0.35
	$3.32	$2.94	$3.81
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

The Company holds 51% of the membership units and ICM owns the remaining 49% of the membership units. The Company had acted as the manager of the facility, responsibilities which were assumed per the Management Services Agreement dated January 1, 2021. ELEMENT was concluded to be a VIE and had been consolidated within the Company’s Consolidated Financial Statements.

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

The Andersons, Inc. | 2024 Form 10-K | 71

On January 31, 2024, the receiver sold substantially all of the assets of ELEMENT for approximately $44.0 million. From the point of deconsolidation to December 31, 2023, the ELEMENT entity continued to incur losses and made no payments on the outstanding receivables or loan mentioned previously until the first quarter of 2024. The Company recognized an additional $3.1 million gain on deconsolidation in the first quarter of 2024 recorded in Other income, net in the Condensed Consolidated Statements of Operations as the amount of cash distributed to the Company related to its receivables from ELEMENT exceeded management's estimate at the time of deconsolidation. No equity method losses related to ELEMENT have been recorded since deconsolidation as the investment is in a negative position as of December 31, 2023, and 2024.

20. Business Acquisition

On November 1, 2024, the Company entered into a definitive purchase agreement for a 65% ownership interest in Skyland for $85.0 million, subject to customary working capital adjustments. Skyland operates grain storage and handling facilities in Kansas, Colorado, Oklahoma, and Texas. It also operates three cotton gins, a full-service agronomy sales and service division, and a retail and wholesale fuel sales and delivery division. The purchase was completed on November 1, 2024, and funded by cash on hand. The transaction enables the Company to expand its core grain and fertilizer businesses across strategic markets, including Kansas, Oklahoma, Colorado, and Texas. The Company's 65% ownership of Skyland's equity resulted in the consolidation of Skyland’s results in the Company's Consolidated Financial Statements in both the Trade and Nutrient & Industrial segments.

The purchase price allocation is preliminary. We are in the process of completing the purchase price allocation associated with the Skyland business combination and as a result, the provisional measurements of the assets and liabilities acquired are subject to change. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined.

The Andersons, Inc. | 2024 Form 10-K | 72

A summary of the preliminary purchase price consideration and preliminary purchase price allocation as of December 31, 2024, is as follows:

(in thousands)
Cash consideration paid	$85,000
Total purchase price consideration	85,000

Cash and cash equivalents	$65,388
Accounts receivable	47,963
Notes receivable	2,868
Inventories	220,547
Other current assets	21,396
Right of use assets	14,549
Other assets, net	1,334
Investments	12,932
Property, plant and equipment, net	136,199
523,176

Trade and other payables	74,528
Short-term debt	218,989
Current maturities of long-term debt	11,247
Accrued expense and other current liabilities	14,099
Other liabilities	14,992
Long-term debt	58,552
392,407
Noncontrolling interest	45,769
Net assets acquired	$85,000

The fair value in the opening balance sheet of the 35% noncontrolling interest in Skyland was estimated to be $45.8 million. The fair value was estimated based on 35% of the total equity value of Skyland based on the transaction price for the 65% stake in Skyland, considering the consideration transferred noted above. Acquisition costs incurred were $2.4 million and recorded in Operating, general and administrative expenses in the Statements of Operations.
Pro Forma Financial Information (Unaudited)
The summary pro forma financial information for the periods presented below gives effect to the Skyland acquisition as if it had occurred at January 1, 2023.

	Year ended December 31,
(in thousands)	2024	2023
Net sales	$11,932,528	$15,865,304
Net income	170,592	24,858
Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a blended federal, state, and local tax rate of 25%.
Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

The Andersons, Inc. | 2024 Form 10-K | 73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that these disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The Company acquired Skyland on November 1, 2024. Management excluded Skyland from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This exclusion was in accordance with SEC guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition. Skyland represented, in aggregate, approximately 12% of the Company’s total consolidated assets and less than 1% of total consolidated revenues, as of and for the year ended December 31, 2024. See Note 20 to the Consolidated Financial Statements in Item 8 for information.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
The Andersons, Inc. | 2024 Form 10-K | 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Skyland Grain, LLC, which was acquired on November 1, 2024, and whose financial statements constitute 12% of total assets and less than 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Skyland Grain, LLC.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 19, 2025

The Andersons, Inc. | 2024 Form 10-K | 75

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

The Andersons, Inc. | 2024 Form 10-K | 76

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows similar procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this form 10-K.
The information required by this Item is set forth under the headings "Election of Directors," “Corporate Governance,” and “Executive Officers” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 (the "Proxy Statement"), in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item set forth under the caption “Executive Compensation,” "Compensation and Leadership Development Committee Interlocks and Insider Participation" and "Other Information - Policies Related to the Grant of Certain Equity Awards" in the Proxy Statement is incorporated herein by reference.

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

The Andersons, Inc. | 2024 Form 10-K | 77

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

(b) Exhibit Listing

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Articles of Incorporation.	10-K	3.1	December 31, 2019

3.2	Code of Regulations of The Andersons, Inc.	S-4/A	Annex B	May 19, 1995

4.1	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 033-58963).	S-4/A	4.1	May 19, 1995

4.2	Description of Securities of the Registrant	10-K	4.2	December 31, 2021

10.01*	2004 Employee Share Purchase Plan Restated and Amended January 2023	DEF 14A	Appendix A	March 9, 2023

10.02*	Amended and Restated 2019 Long-term Incentive Compensation Plan	DEF 14A	Appendix A	March 10, 2022

10.03*	Second Amended and Restated Employment Agreement, dated August 15, 2024, between The Andersons, Inc. and William E. Krueger	8-K	10.1	August 15, 2024

10.04*	Letter Agreement, dated August 15, 2024, between The Andersons, Inc. and Patrick E. Bowe	8-K	10.2	August 15, 2024

10.05*	Change in Control & Severance Policy	10-K	10.35	December 31, 2018

10.06*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.3	March 31, 2019

10.07*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.1	June 30, 2019

10.08*	Form of Restricted Share Award	10-Q	10.4	March 31, 2019

10.09*	Form of Restricted Share Unit Agreement	10-Q	10.1	March 31, 2022

10.10*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.2	June 30, 2019

10.11*	Form of Restricted Share Unit Agreement	10-Q	10.01	March 31, 2023

10.12*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.02	March 31, 2023

10.13*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.03	March 31, 2023
The Andersons, Inc. | 2024 Form 10-K | 78

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.14*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.04	March 31, 2023

10.15*	Form of Performance Share Unit - Earnings Per Share & Total Shareholder Return	10-Q	10.1	March 31, 2024

10.16	Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent.	8-K	10.1	January 14, 2019

10.17	Amendment No. 1 to Credit Agreement	10-Q	10.1	September 30, 2020

10.18	Amendment No. 2 to Credit Agreement	8-K	10.1	February 5, 2021

10.19	Amendment No. 3 to Credit Agreement	8-K	10.1	May 6, 2021

10.20	Amendment No. 4 to Credit Agreement	10-K	10.19	December 31, 2021

10.21	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF MARCH 28, 2022)	8-K	10.1	April 1, 2022

10.22	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF JUNE 15, 2023)	10-Q	10.2	June 30, 2023

10.23	TERM LOAN AGREEMENT Dated as of April 3, 2023 among THE ANDERSONS, INC., as the Borrower, FARM CREDIT MID-AMERICA, PCA, as Administrative Agent, and THE LENDERS PARTY HERETO FARM CREDIT MID-AMERICA, PCA, as Sole Lead Arranger and Sole Bookrunner	10-Q	10.1	June 30, 2023

10.24	CREDIT AGREEMENT by and among THE ANDERSONS MARATHON HOLDINGS LLC, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Bookrunners dated October 1, 2019.	8-K	10.2	October 3, 2019

10.25	First Amendment to Credit Agreement	8-K	10.1	December 17, 2019

10.26	Second Amendment to Credit Agreement	10-Q	10.2	June 30, 2020

10.27	Third Amendment to Credit Agreement	10-Q	10.1	June 30, 2021

10.28	Fourth Amendment to Credit Agreement	10-K	10.26	December 31, 2022

10.29	LOAN AGREEMENT between METLIFE REAL ESTATE LENDING LLC, a Delaware limited liability company, as Lender and THE ANDERSONS, INC., an Ohio corporation, as Borrower, FIRST MORTGAGE LOAN in the amount of $105,000,000.00 dated as of November 14, 2019. (Schedules within the Loan Agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	November 18, 2019

The Andersons, Inc. | 2024 Form 10-K | 79

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.30	First Amendment to Loan Agreement	10-Q	10.1	June 30, 2020

10.31**	Second Amendment to Loan Agreement

10.32	Second Amended and Restated Loan Agreement by and between SCOTIABANK ASSET FINANCE, a division of The Bank of Nova Scotia as Administrative Agent and THE LENDERS THAT ARE SIGNATORIES HERETO as Lenders and THE ANDERSONS CANADA LIMITED as Borrower	8-K	10.1	December 28, 2021

10.33	First Amendment to Second Amended and Restated Loan Agreement	10-K	10.30	December 31, 2022

10.34	Second Amendment to Second Amended and Restated Loan Agreement	10-K	10.31	December 31, 2022

10.35	Third Amendment to Second Amended and Restated Loan Agreement	10-K	10.32	December 31, 2022

10.36	Fourth Amendment to Second Amended and Restated Loan Agreement	10-K	10.34	December 31, 2023

10.37	Second Amended and Restated Loan Agreement (as amended) by and between SCOTIABANK ASSET FINANCE, a division of The Bank of Nova Scotia as Administrative Agent and THE LENDERS THAT ARE SIGNATORIES HERETO as Lenders and THE ANDERSONS CANADA LIMITED	10-Q	10.1	June 30, 2024

10.38**	Sixth Amendment to Second Amended and Restated Loan Agreement and Consent Agreement

10.39	INTEREST PURCHASE AGREEMENT among SKYLAND GRAIN, LLC., SKYLAND CO-OP, INC. and THE ANDERSONS, INC. dated as of November 1, 2024	8-K	10.1	November 6, 2024

10.40	AMENDED AND RESTATED CREDIT AGREEMENT by and among SKYLAND GRAIN, L.L.C., THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent, Issuing Lender and Swing Line Lender COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Joint Bookrunners	8-K	10.2	November 6, 2024

19.1**	Insider Trading Policy

21.1**	Consolidated Subsidiaries of The Andersons, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350.

97.1	Recoupment Policy	10-K	97.1	December 31, 2024

101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

The Andersons, Inc. | 2024 Form 10-K | 80

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

The Andersons, Inc. | 2024 Form 10-K | 81

 Item 16. Form 10-K Summary

Not applicable

The Andersons, Inc. | 2024 Form 10-K | 82

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts receivable
2024	$35,939	$17,637	$—	$(5,251)	$48,325
2023	26,392	11,519	—	(1,972)	35,939
2022	6,911	4,249	17,168	(1,936)	26,392
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

The Andersons, Inc. | 2024 Form 10-K | 83

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC.

Date: February 19, 2025	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ William E. Krueger	President and Chief Executive Officer	2/19/2025	/s/ Gary A. Douglas	Director	2/19/2025
William E. Krueger	(Principal Executive Officer)		Gary A. Douglas

/s/ Brian A. Valentine	Executive Vice President and Chief Financial Officer	2/19/2025	/s/ Pamela S. Hershberger	Director	2/19/2025
Brian A. Valentine	(Principal Financial Officer)		Pamela S. Hershberger

/s/ Michael T. Hoelter	Vice President, Corporate Controller & Investor Relations	2/19/2025	/s/ Catherine M. Kilbane	Director	2/19/2025
Michael T. Hoelter	(Principal Accounting Officer)		Catherine M. Kilbane

/s/ Patrick E. Bowe	Executive Chairman	2/19/2025	/s/ Robert J. King, Jr.	Director	2/19/2025
Patrick E. Bowe			Robert J. King, Jr.

/s/ Gerard M. Anderson	Director	2/19/2025	/s/ Ross W. Manire	Director	2/19/2025
Gerard M. Anderson			Ross W. Manire

/s/ Steven K. Campbell	Director	2/19/2025	/s/ John T. Stout, Jr.	Director	2/19/2025
Steven K. Campbell			John T. Stout, Jr.

The Andersons, Inc. | 2024 Form 10-K | 84