Form 10-Q
period 2025-03-31
Andersons, Inc.
filed 2025-05-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2025

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

The registrant had 34,187,806 common shares outstanding at April 25, 2025.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2025	2024
Sales and merchandising revenues	$2,659,098	$2,718,217
Cost of sales and merchandising revenues	2,506,226	2,589,897
Gross profit	152,872	128,320
Operating, administrative and general expenses	145,754	119,358
Interest expense, net	13,096	6,522
Other income, net	9,191	11,528
Income before income taxes	3,213	13,968
Income tax (benefit) provision	(2,118)	1,303
Net income	5,331	12,665
Net income attributable to noncontrolling interests	5,047	7,084
Net income attributable to The Andersons, Inc.	$284	$5,581

Average number of shares outstanding - basic	34,100	33,932
Average number of share outstanding - diluted	34,316	34,243

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share attributable to The Andersons, Inc. common shareholders	$0.01	$0.16
Diluted earnings per share attributable to The Andersons, Inc. common shareholders	$0.01	$0.16
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2025 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2024
Net income	$5,331	$12,665
Other comprehensive (loss) income, net of tax:
Change in unrecognized actuarial loss and prior service cost	(187)	(175)
Foreign currency translation adjustments	1,778	(2,918)
Cash flow hedge activity	(5,319)	3,639
Other comprehensive (loss) income	(3,728)	546
Comprehensive income	1,603	13,211
Net income attributable to noncontrolling interest	5,047	7,084
Cash flow hedge activity attributable to noncontrolling interest	257	—
Comprehensive income attributable to the noncontrolling interests	5,304	7,084
Comprehensive (loss) income attributable to The Andersons, Inc.	$(3,701)	$6,127
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2025 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$219,219	$561,771	$283,902
Accounts receivable, net	812,482	764,550	701,706
Inventories	1,249,047	1,286,811	994,543
Commodity derivative assets – current	155,028	148,801	178,623
Other current assets	92,968	88,344	55,134
Total current assets	2,528,744	2,850,277	2,213,908
Property, plant and equipment, net	860,246	868,151	689,113
Other assets, net	408,692	402,886	358,052
Total assets	$3,797,682	$4,121,314	$3,261,073
Liabilities and equity
Current liabilities:
Short-term debt	$222,691	$166,614	$10,148
Trade and other payables	661,202	1,047,436	625,836
Customer prepayments and deferred revenue	223,702	194,025	174,651
Commodity derivative liabilities – current	69,648	59,766	67,079
Current maturities of long-term debt	62,675	36,139	27,617
Accrued expenses and other current liabilities	194,390	227,192	177,953
Total current liabilities	1,434,308	1,731,172	1,083,284
Long-term debt, less current maturities	588,087	608,151	556,174
Other long-term liabilities	180,853	182,155	145,965
Total liabilities	2,203,248	2,521,478	1,785,423
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,188, 34,083 and 34,064 shares issued at 3/31/2025, 12/31/2024 and 3/31/2024, respectively)	143	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	382,623	385,609	375,155
Treasury shares, at cost (0, 70 and 14 shares at 3/31/2025, 12/31/2024 and 3/31/2024, respectively)	—	(2,860)	(631)
Accumulated other comprehensive income	8,857	12,585	23,411
Retained earnings	964,114	970,710	881,911
Total shareholders’ equity of The Andersons, Inc.	1,355,737	1,366,186	1,279,988
Noncontrolling interests	238,697	233,650	195,662
Total equity	1,594,434	1,599,836	1,475,650
Total liabilities and equity	$3,797,682	$4,121,314	$3,261,073
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2025 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2024
Operating Activities
Net income	$5,331	$12,665
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	34,340	30,949
Other	17,303	4,795
Changes in operating assets and liabilities:
Accounts receivable	(53,268)	57,725
Inventories	38,531	169,083
Commodity derivatives	1,076	(28,498)
Other current and non-current assets	(8,558)	1,923
Payables and other current and non-current liabilities	(384,775)	(488,269)
Net cash used in operating activities	(350,020)	(239,627)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(46,548)	(26,775)
Other	2,717	4,723
Net cash used in investing activities	(43,831)	(22,052)
Financing Activities
Net proceeds (payments) under short-term lines of credit	56,044	(31,913)
Proceeds from issuance of long-term debt	14,700	—
Payments of long-term debt	(8,416)	(6,870)
Dividends paid	(6,693)	(6,516)
Value of shares withheld for taxes	(3,837)	(8,071)
Distributions to noncontrolling interest owner	—	(44,910)
Other	(1,353)	—
Net cash provided by (used in) financing activities	50,445	(98,280)
Effect of exchange rates on cash and cash equivalents	854	7
Decrease in cash and cash equivalents	(342,552)	(359,952)
Cash and cash equivalents at beginning of period	561,771	643,854
Cash and cash equivalents at end of period	$219,219	$283,902
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2025 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					5,581	7,084	12,665
Other comprehensive income				4,727			4,727
Amounts reclassified from accumulated other comprehensive income (loss)				(4,181)			(4,181)
Distributions to noncontrolling interests						(44,910)	(44,910)
Stock awards issued to employees and directors, net of income tax of $0 (256 shares)		(12,749)	9,569				(3,180)
Dividends declared ($0.190 per common share)					(6,470)		(6,470)
Restricted share award dividend equivalents		694	61		(143)		612
Balance at March 31, 2024	$142	$375,155	$(631)	$23,411	$881,911	$195,662	$1,475,650

Balance at December 31 2024	$142	$385,609	$(2,860)	$12,585	$970,710	$233,650	$1,599,836
Net income					284	5,047	5,331
Other comprehensive income (loss)				(1,440)			(1,440)
Amounts reclassified from accumulated other comprehensive income (loss)				(2,288)			(2,288)
Stock awards issued to employees and directors, net of income tax of $0 (100 shares)	1	(3,454)	4,043				590
Purchase of treasury shares (30 shares)			(1,184)				(1,184)
Dividends declared ($0.195 per common share)					(6,667)		(6,667)
Restricted share award dividend equivalents		468	1		(213)		256
Balance at March 31, 2025	$143	$382,623	$—	$8,857	$964,114	$238,697	$1,594,434

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2025 Form 10-Q | 5

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2024, has been included as the Company operates in several seasonal industries.

Effective January 1, 2025, the Company realigned its organizational structure to reflect updates in management reporting resulting in a change in reportable segments. As a result, the former Trade segment was combined with the former Nutrient & Industrial segment in the newly formed Agribusiness segment along with several smaller business lines being moved between the Agribusiness and Renewables segments. All prior period segment information has been recast to conform to the current year presentation.

The Condensed Consolidated Balance Sheet data at December 31, 2024, was derived from the audited Consolidated Financial Statements but does not include all disclosures required by GAAP. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Variable Interest Entities ("VIEs")

The following table summarizes the carrying amounts of the assets and liabilities of VIEs in which the Company is the primary beneficiary and are included in the Company's Condensed Consolidated Balance Sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation.

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$67,225	$47,408	$69,999
Accounts receivable, net	29,516	20,574	7,441
Inventories	95,047	78,221	65,166
Other current assets	5,655	4,994	8,114
Total current assets	197,443	151,197	150,720
Property, plant and equipment, net	267,094	269,918	270,157
Other assets, net	20,108	22,315	25,748
Total assets	$484,645	$443,430	$446,625
Liabilities
Current liabilities	$54,442	$48,204	$46,208
Long-term liabilities	7,893	9,109	11,741
Total liabilities	$62,335	$57,313	$57,949
The Andersons, Inc. | Q1 2025 Form 10-Q | 6

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning with the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. Management does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in the consolidated financial statements, once adopted. Management is currently evaluating the provisions of this ASU.

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

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Grain and other agricultural products (a)	$833,477	$951,283	$669,373
Energy inventories (a)	12,680	17,381	14,454
Ethanol and co-products (a)	133,352	109,528	104,878
Nutrients and cob products	269,538	208,619	205,838
Total inventories	$1,249,047	$1,286,811	$994,543
(a) Includes RMI of $828.4 million, $944.5 million, and $635.5 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
The Andersons, Inc. | Q1 2025 Form 10-Q | 7

3. Derivatives

The Company’s operating results are affected by changes to commodity prices. The Company has established “unhedged” futures position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract). To reduce the exposure to market price risk on commodities owned and forward purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. These contracts are primarily traded via regulated commodity exchanges. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Most contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Cash collateral paid (received)	$(12,014)	$39,025	$33,199
Fair value of derivatives	60,775	8,696	15,551
Net derivative asset position	$48,761	$47,721	$48,750
The Andersons, Inc. | Q1 2025 Form 10-Q | 8

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	March 31, 2025
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$204,453	$9,844	$10,436	$67	$224,800
Commodity derivative liabilities	(37,411)	(79)	(80,084)	(6,200)	(123,774)
Cash collateral received	(12,014)	—	—	—	(12,014)
Balance sheet line item totals	$155,028	$9,765	$(69,648)	$(6,133)	$89,012

	December 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$165,038	$1,441	$10,158	$28	$176,665
Commodity derivative liabilities	(55,262)	(28)	(69,924)	(425)	(125,639)
Cash collateral paid	39,025	—	—	—	39,025
Balance sheet line item totals	$148,801	$1,413	$(59,766)	$(397)	$90,051

	March 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$200,835	$9,764	$9,879	$107	$220,585
Commodity derivative liabilities	(53,722)	(165)	(78,647)	(4,901)	(137,435)
Cash collateral paid	31,510	—	1,689	—	33,199
Balance sheet line item totals	$178,623	$9,599	$(67,079)	$(4,794)	$116,349

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$49,998	$19,342
The Andersons, Inc. | Q1 2025 Form 10-Q | 9

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	March 31, 2025		December 31, 2024		March 31, 2024
(in thousands)	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded
Metric Tons:
Corn	16,722	7,213	15,423	5,456	14,061	4,427
Soybeans	874	968	886	637	787	983
Wheat	2,788	2,755	2,409	3,365	2,455	2,900
Oats	622	15	313	5	471	4
Other	2,668	599	3,058	402	3,297	458
Total metric tons	23,674	11,550	22,089	9,865	21,071	8,772
Gallons:
Ethanol	305,896	73,794	280,999	99,162	198,453	58,944
Propane	—	58,380	—	118,986	—	104,580
Other	69,057	923	53,020	1,440	37,193	1,302
Total gallons	374,953	133,097	334,019	219,588	235,646	164,826

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

The Company had recorded the following amounts for the fair value of the interest rate derivatives:

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$6,095	$6,761	$10,281
Interest rate contracts included in Other assets	17,106	22,723	22,579
Interest rate contracts included in Other long-term liabilities	(849)	(301)	—

The recording of gains and losses on the interest rate derivatives and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income	$(6,820)	$4,843
Interest rate derivative gains (losses) included in Interest expense, net	2,074	3,385
Interest rate derivative gains included in Other income, net	—	568

The Andersons, Inc. | Q1 2025 Form 10-Q | 10

Outstanding interest rate derivatives, as of March 31, 2025, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Notional Amount (in millions)	Description	Interest Rate
Swap	2019	2025	$43.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$85.9	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$43.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2028	$15.0	Interest rate component of debt - accounted for as a hedge	3.3%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%
Swap	2024	2029	$35.0	Interest rate component of debt - accounted for as a hedge	4.2%

4. Revenue

A majority of the Company’s Sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, 85% of the Company's sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging, with the remaining 15% accounted for under ASC 606. Of the Sales and merchandising revenues within the scope of ASC 606, substantially all of the activity occurs at a point in time with the vast majority residing in the Agribusiness segment. Therefore, a further disaggregation of ASC 606 Sales and merchandising revenues and detail of outstanding contract balances within the Agribusiness segment have been provided below:

	Three months ended March 31,
(in thousands)	2025	2024
Specialty and primary nutrients	$163,806	$137,036
Premium ingredients	69,837	100,748
Propane and fuels	91,574	69,796
Other	45,596	33,851
Total	$370,813	$341,431

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

Premium Ingredients

The Company's premium ingredient products are mainly comprised of pulses, organics and pet food ingredients. Contracts for premium ingredients generally have a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer which follows shipping terms on the contract. Payment terms for premium ingredients generally range from 30 - 120 days.
The Andersons, Inc. | Q1 2025 Form 10-Q | 11

Propane and Fuels

Revenue is recognized at a point in time when obligations under the terms of a contract with the customer are satisfied. This occurs with the transfer of control to customers when products are shipped for direct sales to customers or when the product is picked up by a customer. Contracts contain one performance obligation which is the delivery to the customer at a point in time. Revenue is measured as the amount of consideration received in exchange for transferring products. The Company recognizes the cost for shipping as an expense in Cost of sales and merchandising revenues when control over the product has transferred to the customer. Payment terms generally range from 0 - 30 days.

Contract Balances

The balances of the Company's contract liabilities were $92.2 million and $24.8 million as of March 31, 2025, and December 31, 2024, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customer contracts. Due to the seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season. Revenue is then recognized in the throughout the spring application season as the Company fulfills its contract obligations and the reason that contract liabilities are much higher at March 31, 2025 when compared to December 31, 2024.

5. Income Taxes

	Three months ended March 31,
(in thousands)	2025	2024
Income before income taxes	$3,213	$13,968
Income tax (benefit) provision	(2,118)	1,303
Effective tax rate	(65.9)%	9.3%

The difference between the (65.9)% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2025, is primarily attributable to a discrete adjustment of unrecognized tax benefits related to prior period U.S. federal research and development tax credits.

The difference between the 9.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2024, was primarily attributable to the tax impact of noncontrolling interest, stock-based compensation, and federal tax credits offset by state and local income taxes, nondeductible compensation and other discrete tax adjustments.

The Andersons, Inc. | Q1 2025 Form 10-Q | 12

6. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended March 31,
(in thousands)	2025	2024
Currency Translation Adjustment
Beginning balance	$(13,469)	$(2,581)
Other comprehensive income (loss) before reclassifications	1,778	(2,918)
Tax effect	—	—
Other comprehensive income (loss), net of tax	1,778	(2,918)
Ending balance	$(11,691)	$(5,499)
Hedging Adjustment
Beginning balance	$21,571	$20,985
Other comprehensive income (loss) before reclassifications	(4,746)	8,796
Amounts reclassified from AOCI (a)	(2,074)	(3,953)
Tax effect (c)	1,501	(1,204)
Other comprehensive income (loss), net of tax	(5,319)	3,639
Ending balance	$16,252	$24,624
Pension and Other Postretirement Adjustment
Beginning balance	$4,225	$4,203
Other comprehensive income (loss) before reclassifications	(1,467)	5
Amounts reclassified from AOCI (b)	(214)	(228)
Tax effect (c)	1,494	48
Other comprehensive income (loss), net of tax	(187)	(175)
Ending balance	$4,038	$4,028
Investments in Convertible Preferred Securities Adjustment
Ending balance	$258	$258

Total AOCI Ending Balance	$8,857	$23,411
(a)Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity the gain or loss is recognized in Other income, net. See Note 3 for additional information.
(b)This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.
(c)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	March 31, 2025
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,761	$40,251	$—	$89,012
Provisionally priced contracts (b)	(8,408)	(19,206)	—	(27,614)
Convertible preferred securities (c)	—	—	14,190	14,190
Other assets and liabilities (d)	5,053	22,353	—	27,406
Total	$45,406	$43,398	$14,190	$102,994
The Andersons, Inc. | Q1 2025 Form 10-Q | 13

(in thousands)	December 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$47,721	$42,330	$—	$90,051
Provisionally priced contracts (b)	(12,203)	(45,017)	—	(57,220)
Convertible preferred securities (c)	—	—	14,190	14,190
Other assets and liabilities (d)	2,711	29,183	—	31,894
Total	$38,229	$26,496	$14,190	$78,915

(in thousands)	March 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$48,750	$67,599	$—	$116,349
Provisionally priced contracts (b)	(86,176)	(30,709)	—	(116,885)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	5,525	32,860	—	38,385
Total	$(31,901)	$69,750	$15,625	$53,474
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

The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices quoted on various exchanges for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the agribusiness industry, the Company has concluded that “basis” is typically a Level 2 fair value input for purposes of the fair value disclosure requirements related to commodity derivatives, depending on the specific commodity. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for these commodity contracts.

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

The Andersons, Inc. | Q1 2025 Form 10-Q | 14

The convertible preferred securities are interests in several early-stage enterprises that may be in various forms, such as convertible debt or preferred equity securities.

There were no changes to the Company’s fair value measurements using Level 3 inputs for the three months ended March 31, 2025, or March 31, 2024.

The following table summarizes quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$14,190	$14,190	$15,625	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no nonrecurring level 3 fair value measurements as of March 31, 2025, December 31, 2024, or March 31, 2024.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

As of March 31, 2025, December 31, 2024, and March 31, 2024, the estimated fair value of long-term debt, including the current portion, was $644.7 million, $635.4 million, and $575.2 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

8. Related Parties

In the ordinary course of business, the Company enters into related party transactions, mainly with the Company's minority shareholders of certain consolidated subsidiaries, regarding sales and purchases of commodities. Such related party sales comprised less than 4% of the Company's Sales and merchandising revenues for the three months ended March 31, 2025 and 2024. Related party purchases comprised less than 1% of the Company's Cost of sales and merchandising revenues for the three months ended March 31, 2025 and 2024.

Receivables and payables resulting from the related party transactions described above comprised less than 3% of the Company's Accounts receivable, net, and less than 1% of the Company's Trade and other payables balances as of March 31, 2025, December 31, 2024 and March 31, 2024.

The Company believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

9. Segment Information

Reportable segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on Income before income taxes from continuing operations. The operating and reportable segment structure provides alignment between business strategies and operating results. The Company’s operations include two reportable business segments that are distinguished primarily on the basis of products and services offered as well as the management structure.

Effective January 1, 2025, the Company realigned its organizational structure to better reflect updates in management reporting resulting in a change in reportable segments. As a result, the former Trade segment was combined with the former Nutrient & Industrial segment in the newly formed Agribusiness segment along with several smaller business lines being moved between the Agribusiness and Renewables segments. All prior period segment information has been recast to conform to the current year presentation.

The Andersons, Inc. | Q1 2025 Form 10-Q | 15

The Agribusiness segment includes commodity merchandising, the operation of terminal grain elevator facilities, and the manufacturing and distribution plant nutrient products. The Renewables segment produces, purchases and sells ethanol and co-products. The segment also operates a merchandising portfolio of ethanol, ethanol co-products and renewable diesel feedstocks. Other includes corporate income and expense and cost for functions that provide support and services to the operating segments, as well as other elimination and consolidation adjustments.

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

	Three months ended March 31, 2025
(in thousands)	Agribusiness	Renewables	Total
Sales and merchandising revenues	$1,993,287	$665,811	$2,659,098
Cost of sales and merchandising revenues	1,874,689	631,537	2,506,226
Operating, administrative and general expenses	124,489	9,783	134,272
Interest expense	12,826	698	13,524
Other income, net (a)	9,041	1,088	10,129
Segment (loss) income before income taxes from continuing operations	$(9,676)	$24,881	$15,205
less: Corporate expenses			11,992
Income before income taxes from continuing operations			$3,213
(a) Other income, net for both reportable segments include interest income, patronage income, amongst other items.

	Three months ended March 31, 2024
(in thousands)	Agribusiness	Renewables	Total
Sales and merchandising revenues	$2,061,439	$656,778	$2,718,217
Cost of sales and merchandising revenues	1,961,920	627,977	2,589,897
Operating, administrative and general expenses	96,921	8,777	105,698
Interest expense	6,631	457	7,088
Other income, net (a)	6,571	4,760	11,331
Segment income before income taxes from continuing operations	$2,538	$24,327	$26,865
less: Corporate expenses			12,897
Income before income taxes from continuing operations			$13,968
(a) Other income, net for each reportable segment includes:
Agribusiness - interest income, patronage income, amongst other items.
Renewables - interest income, a gain on the deconsolidation of the ELEMENT joint venture, patronage income, amongst other items.

	Three months ended March 31, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$21,685	$11,891	$764	$34,340
Purchases of property, plant and equipment and capitalized software	35,267	10,796	485	46,548
Interest income (b)	1,900	603	9	2,512
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Three months ended March 31, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$17,048	$11,965	$1,936	$30,949
Purchases of property, plant and equipment and capitalized software	13,753	11,508	1,514	26,775
Interest income (b)	3,023	1,659	—	4,682
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

The Andersons, Inc. | Q1 2025 Form 10-Q | 16

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Identifiable assets
Agribusiness	$2,825,321	$2,778,025	$2,380,766
Renewables	712,000	680,546	661,314
Other	260,361	662,743	218,993
Total assets	$3,797,682	$4,121,314	$3,261,073

	Three months ended March 31,
(in thousands)	2025	2024
Revenues from external customers by geographic region
United States	$2,132,288	$1,986,659
Canada	136,225	131,438
Mexico	69,020	70,867
Other	321,565	529,253
Total	$2,659,098	$2,718,217

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $45.8 million, $45.8 million, and $34.7 million of long-lived assets in other countries at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, with substantially all of the foreign long-lived assets located within Canada for all periods presented.

10. Commitments and Contingencies

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
The Andersons, Inc. | Q1 2025 Form 10-Q | 17

11. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2025	2024
Interest income	$2,512	$4,682
Patronage income	5,928	2,869
Gain on deconsolidation of joint venture	—	3,117
Other	751	860
Total	$9,191	$11,528

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

Gain on deconsolidation of joint venture - On April 18, 2023, ELEMENT, a 51% owned limited liability company originally deemed a VIE and consolidated, was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Condensed Consolidated Financial Statements. As a result of these activities, the Company recognized a gain on deconsolidation in the second quarter of 2023. The Company recognized an additional $3.1 million gain in the first quarter of 2024 as the amount of cash distributed to the Company related to its receivables from ELEMENT exceeded management's estimate at the time of deconsolidation.
The Andersons, Inc. | Q1 2025 Form 10-Q | 18

12. Business Acquisition

On November 1, 2024, the Company entered into a definitive purchase agreement for a 65% ownership interest in Skyland Grain LLC ("Skyland") for $85.0 million, subject to customary working capital adjustments. Skyland operates grain storage and handling facilities in Kansas, Colorado, Oklahoma, and Texas. It also operates three cotton gins, a full-service agronomy sales and service division, and a retail and wholesale fuel sales and delivery division. The purchase was completed on November 1, 2024, and funded by cash on hand. The transaction enables the Company to expand its core grain and fertilizer businesses across strategic markets, including Kansas, Oklahoma, Colorado, and Texas. The Company's 65% ownership of Skyland's equity resulted in the consolidation of Skyland’s results in the Company's Consolidated Financial Statements in the Agribusiness segment.

The purchase price allocation is preliminary. The Company is currently in the process of completing the purchase price allocation associated with the Skyland business combination and as a result, the provisional measurements of the assets and liabilities acquired are subject to change. During the measurement period, management will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. There were no material measurement period adjustments recognized for the three months ended March 31, 2025.

A summary of the preliminary purchase price consideration and preliminary purchase price allocation as of March 31, 2025, is as follows:

(in thousands)
Cash consideration paid	$85,000
Total purchase price consideration	85,000

Cash and cash equivalents	$65,388
Accounts receivable	47,963
Notes receivable	2,868
Inventories	220,547
Other current assets	21,396
Right of use assets	19,250
Other assets, net	1,334
Investments	12,932
Property, plant and equipment, net	131,498
523,176

Trade and other payables	74,528
Short-term debt	218,989
Current maturities of long-term debt	11,247
Accrued expense and other current liabilities	14,099
Other liabilities	14,992
Long-term debt	58,552
392,407
Noncontrolling interest	45,769
Net assets acquired	$85,000
The Andersons, Inc. | Q1 2025 Form 10-Q | 19

The fair value in the opening balance sheet of the 35% noncontrolling interest in Skyland was estimated to be $45.8 million. The fair value was estimated based on 35% of the total equity value of Skyland based on the transaction price for the 65% stake in Skyland, considering the consideration transferred noted above. Acquisition costs of $2.4 million were all incurred in the fourth quarter of 2024 and recorded in Operating, general and administrative expenses in the Statements of Operations.

If the Skyland acquisition was effective January 1, 2024, the Company's pro forma net sales and net income for the three months ended March 31, 2024 were $2,926.8 million and $17.1 million, respectively. Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a blended federal, state, and local tax rate of 25%. Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

The Andersons, Inc. | Q1 2025 Form 10-Q | 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects of economic, weather and agricultural conditions, regulatory conditions, competition globally and in the markets the Company serves, geopolitical risk, fluctuations in cost and availability of commodities, the effectiveness of the Company's internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2024 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

The critical accounting policies and critical accounting estimates, as described in the 2024 Form 10-K, have not materially changed through the first quarter of 2025.

Executive Overview

Effective January 1, 2025, the Company realigned its organizational structure to better reflect updates in management reporting resulting in a change in reportable segments. As a result, the former Trade segment was combined with the former Nutrient & Industrial segment in the newly formed Agribusiness segment along with several smaller business lines being moved between the Agribusiness and Renewables segments. All prior period segment information has been recast to conform to the current year presentation.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity briefly exceeding the Company’s market capitalization during the quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the share price is not an accurate reflection of its current value as conditions are currently strong in both agriculture and renewables spaces with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of March 31, 2025.
The Andersons, Inc. | Q1 2025 Form 10-Q | 21

Agribusiness

The Agribusiness segment’s first quarter operating results fell behind the prior year. Results from our ag supply chain businesses were lower with limited trade flows due to market uncertainty. Assets were significantly impacted as basis levels were challenged in our western locations, including those recently acquired as part of the Skyland investment. The nutrient business showed year-over-year improvement with good fertilizer volume and positioning in advance of an expected increase in corn acres.

The portfolio mix of assets, ingredients and merchandising businesses provides a solid foundation to navigate challenging market conditions. Sizeable corn planting intentions are favorable, allowing for higher nutrient volumes as well as providing opportunities for storage and handling at harvest. In addition, lower corn stocks entering the year should allow for merchandising opportunities and good early harvest margins in the last half of 2025.

Total Agribusiness storage space capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 280 million and 170 million bushels at March 31, 2025 and 2024, respectively. The storage capacity at our nutrient facilities for was evenly split between dry and liquid storage at approximately 1.1 million and 1.0 million tons at March 31, 2025 and 2024, respectively. The increase in both grain and nutrient storage capacity from the same period of the prior year was due to the Skyland acquisition in the fourth quarter of 2024.

Renewables

The Renewables segment's solid first quarter operating results were slightly improved when compared to the prior year. Results from the ethanol production facilities improved year-over-year on efficient operations and higher yields, also benefiting from better year-over-year board crush margins. Plant co-product values were lower, with corn-based feed ingredients competing against an oversupply of alternative protein sources. Ethanol demand is expected to strengthen into the summer with some concerns about cost of inputs. Values of feed ingredient co-products are expected to remain challenged.

Ethanol and related co-products volumes sold were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Ethanol (gallons)	211,792	185,826
E-85 (gallons)	7,970	12,291
Vegetable oils (pounds) (a)	357,716	370,983
DDG (tons) (b)	614	548
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
The Andersons, Inc. | Q1 2025 Form 10-Q | 22

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 9, Segment Information.

Comparison of the three months ended March 31, 2025, with the three months ended March 31, 2024, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,993,287	$665,811	$—	$2,659,098
Cost of sales and merchandising revenues	1,874,689	631,537	—	2,506,226
Gross profit	118,598	34,274	—	152,872
Operating, administrative and general expenses	124,489	9,783	11,482	145,754
Interest expense (income), net	12,826	698	(428)	13,096
Other income (loss), net	9,041	1,088	(938)	9,191
Income (loss) before income taxes	$(9,676)	$24,881	$(11,992)	$3,213
Income (loss) before income taxes attributable to the noncontrolling interests	(4,522)	9,569	—	5,047
Non-GAAP Income (loss) before income taxes attributable to the Company	$(5,154)	$15,312	$(11,992)	$(1,834)

	Three months ended March 31, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$2,061,439	$656,778	$—	$2,718,217
Cost of sales and merchandising revenues	1,961,920	627,977	—	2,589,897
Gross profit	99,519	28,801	—	128,320
Operating, administrative and general expenses	96,921	8,777	13,660	119,358
Interest expense (income), net	6,631	457	(566)	6,522
Other income, net	6,571	4,760	197	11,528
Income (loss) before income taxes	$2,538	$24,327	$(12,897)	$13,968
Income before income taxes attributable to the noncontrolling interest	—	7,084	—	7,084
Non-GAAP Income (loss) before income taxes attributable to the Company	$2,538	$17,243	$(12,897)	$6,884

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

Agribusiness

Operating results for the Agribusiness segment decreased by $7.7 million from the prior year. Sales and merchandising revenues decreased by $68.2 million, and cost of sales and merchandising revenues decreased by $87.2 million for an increased gross profit impact of $19.1 million. Sales and merchandising revenues and cost of sales and merchandising revenues decreased in the Agribusiness segment as a result of reduced commodity prices as the oversupply of commodities in combination with a decision to intentionally pull back on volumes traded in certain international regions. This decrease was partially offset by the acquisition of Skyland which added approximately $165 million of sales and merchandising revenues and approximately $147 million of cost of sales and merchandising revenues. Gross profit increased by $19.1 million from the prior year with $17.2 million of the increase as a result of the Skyland acquisition.

The Andersons, Inc. | Q1 2025 Form 10-Q | 23

Operating, administrative, and general expenses increased by $27.6 million from the prior year. Substantially all of the increase was attributable to the newly acquired Skyland business.

Interest expense increased by $6.2 million due to increased borrowings in the acquired Skyland business.

Other income, net increased by $2.5 million as a result of increased patronage income in the acquired Skyland business.

Renewables

Operating results for Renewables decreased by $1.9 million from the same period of prior year. Sales and merchandising revenues increased by $9.0 million, and cost of sales and merchandising revenues increased by $3.6 million compared to prior year. As a result, gross profit increased by $5.5 million. Sales and merchandising revenues and cost of sales and merchandising revenues were level with the same period of prior year as slight increases in both volumes and prices in ethanol were almost fully offset by weakening DDG and renewable diesel feedstocks values. Sales volumes were higher than the prior year for the base ethanol business and decreased modestly in our E-85 and renewable diesel feedstocks products. Substantially all of the $5.5 million increase in gross profit from the prior period can mainly be attributed to improved results in our ethanol plants from firmer crush margins and mark-to-market gains in the quarter which were partially offset by lower DDG values.

Other income, net decreased from the prior year by $3.7 million as the Company recorded an additional $3.1 million gain as a result of the deconsolidation of the ELEMENT ethanol plant in the prior year.

Income Taxes

For the three months ended March 31, 2025, the Company recorded income tax benefit of $2.1 million. The Company's effective tax rate was (65.9)% on income before taxes of $3.2 million. The difference between the 65.9% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to a discrete adjustment of unrecognized tax benefits related to prior period U.S. federal research and development tax credits.

For the three months ended March 31, 2024, the Company recorded an income tax expense of $1.3 million. The Company’s effective tax rate was 9.3% on income before income taxes of $14.0 million. The difference between the 9.3% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, stock-based compensation, and federal tax credits offset by state and local income taxes, nondeductible compensation, and other discrete tax items.

The Company’s subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2022. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of zero to $10.1 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not adopted the Pillar Two model rules, several foreign countries have enacted legislation which closely follows OECD’s Pillar Two guidance to be effective January 1, 2024. The impact of Pillar Two legislation in our relevant jurisdictions is immaterial to the Company's 2025 effective tax rate.
The Andersons, Inc. | Q1 2025 Form 10-Q | 24

Liquidity and Capital Resources

Working Capital
At March 31, 2025, the Company had working capital of $1,094.4 million, a decrease of $36.2 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	March 31, 2025	March 31, 2024	Variance
Current Assets:
Cash and cash equivalents	$219,219	$283,902	$(64,683)
Accounts receivable, net	812,482	701,706	110,776
Inventories	1,249,047	994,543	254,504
Commodity derivative assets – current	155,028	178,623	(23,595)
Other current assets	92,968	55,134	37,834
Total current assets	2,528,744	2,213,908	314,836
Current Liabilities:
Short-term debt	222,691	10,148	212,543
Trade and other payables	661,202	625,836	35,366
Customer prepayments and deferred revenue	223,702	174,651	49,051
Commodity derivative liabilities – current	69,648	67,079	2,569
Current maturities of long-term debt	62,675	27,617	35,058
Accrued expenses and other current liabilities	194,390	177,953	16,437
Total current liabilities	1,434,308	1,083,284	351,024
Working Capital	$1,094,436	$1,130,624	$(36,188)

Current assets as of March 31, 2025, increased $314.8 million in comparison to those as of March 31, 2024. The acquisition of Skyland resulted in a $311.3 million increase of current assets from the prior year. The remainder of current assets were consistent with the prior year.

Current liabilities increased $351.0 million from the prior year. The acquisition of Skyland resulted in a $258.2 million increase of current liabilities from the prior year. Excluding the impact of Skyland, current liabilities for the legacy business increased from the prior year due to the timing of current maturities of long-term debt and increased customer prepayments.

Sources and Uses of Cash

	Three months ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(350,020)	$(239,627)
Net cash used in investing activities	(43,831)	(22,052)
Net cash provided by (used in) financing activities	50,445	(98,280)

Operating Activities
Operating activities used cash of $350.0 million and $239.6 million in the first three months of 2025 and 2024, respectively. The $110.4 million increase in the amount of cash used in operating activities is mainly due to an unfavorable change of $119.0 million in operating assets and liabilities through the normal course of business. Cash generation excluding working capital changes remains consistent and strong in challenging markets.

Investing Activities
Investing activities used cash of $43.8 million through the first three months of 2025 compared to $22.1 million in the prior period. Cash used in investing activities increased from the prior year mainly due to increased capital spending in the current year. Management expects to invest approximately $175 million to $200 million in property, plant and equipment in 2025.

The Andersons, Inc. | Q1 2025 Form 10-Q | 25

Financing Activities
Financing activities provided cash of $50.4 million and used cash of $98.3 million for the three months ended March 31, 2025, and 2024, respectively. This $148.7 million change from the prior year was due to $88.0 million of additional cash proceeds from the Company's short-term credit facilities, a $44.9 million distribution to the noncontrolling interest in the prior year, and the issuance of $14.7 million of long-term debt in the current year.

The Company paid $6.7 million in dividends in the first three months of 2025 compared to $6.5 million paid in the prior period. The Company paid dividends of $0.195 and $0.19 per common share in January of 2025 and 2024, respectively. On February 12, 2025, the Company declared a cash dividend of $0.195 per common share payable on April 22, 2025, to shareholders of record on April 1, 2025.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $2,161.6 million in borrowing capacity. As of March 31, 2025, the Company had $1,935.1 million available for borrowing.

Certain long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of March 31, 2025. In addition, certain long-term borrowings are collateralized by mortgages on various facilities.

The Company is typically in a net short-term borrowing position in the first two quarters of the year. The majority of these short-term borrowings bear interest at variable rates, and an increase in interest rates could have a significant impact on the Company's profitability. In addition, periods of high grain prices could require us to make additional margin deposits on exchange traded futures contracts. Conversely, in periods of declining prices, the Company could receive a return of cash.
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness. At March 31, 2025, the Company had standby letters of credit outstanding of $3.7 million.
The Andersons, Inc. | Q1 2025 Form 10-Q | 26

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes in market risk, specifically commodity and interest rate risk during the three months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q1 2025 Form 10-Q | 27

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Refer to Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 10, “Commitments and Contingencies,” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2025	27,921	$39.83	25,476	$96,692,869
February 2025	59,091	40.69	4,296	96,521,201
March 2025	35,178	42.78	—	96,521,201
Total	122,190	$41.09	29,772	$96,521,201
(a) During the three months ended March 31, 2025, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of March 31, 2025, approximately $3.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”
The Andersons, Inc. | Q1 2025 Form 10-Q | 28

Item 6. Exhibits

Exhibit Number	Description

10.1*	First Amendment to Amended and Restated Credit Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q1 2025 Form 10-Q | 29

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: May 7, 2025	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: May 7, 2025	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q1 2025 Form 10-Q | 30