Form 10-Q
period 2025-06-30
Andersons, Inc.
filed 2025-08-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2025

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

The registrant had 34,210,458 common shares outstanding at July 25, 2025.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales and merchandising revenues	$3,135,869	$2,795,205	$5,794,967	$5,513,422
Cost of sales and merchandising revenues	2,977,453	2,619,834	5,483,679	5,209,731
Gross profit	158,416	175,371	311,288	303,691
Operating, administrative and general expenses	134,589	116,614	280,343	235,972
Interest expense, net	11,495	6,611	24,591	13,133
Other income, net	12,503	5,200	21,694	16,728
Income before income taxes	24,835	57,346	28,048	71,314
Income tax provision	8,028	4,876	5,910	6,179
Net income	16,807	52,470	22,138	65,135
Net income attributable to noncontrolling interests	8,950	16,494	13,997	23,578
Net income attributable to The Andersons, Inc.	$7,857	$35,976	$8,141	$41,557

Average number of shares outstanding - basic	34,199	34,060	34,149	33,996
Average number of share outstanding - diluted	34,298	34,339	34,298	34,302

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share attributable to The Andersons, Inc. common shareholders	$0.23	$1.06	$0.24	$1.22
Diluted earnings per share attributable to The Andersons, Inc. common shareholders	$0.23	$1.05	$0.24	$1.21
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2025 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$16,807	$52,470	$22,138	$65,135
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(185)	(175)	(372)	(350)
Foreign currency translation adjustments	8,886	(1,965)	10,664	(4,883)
Cash flow hedge activity	(3,224)	(90)	(8,543)	3,549
Other comprehensive income (loss)	5,477	(2,230)	1,749	(1,684)
Comprehensive income	22,284	50,240	23,887	63,451
Net income attributable to noncontrolling interest	8,950	16,494	13,997	23,578
Cash flow hedge activity attributable to noncontrolling interest	7	—	264	—
Comprehensive income attributable to the noncontrolling interests	8,957	16,494	14,261	23,578
Comprehensive income attributable to The Andersons, Inc.	$13,327	$33,746	$9,626	$39,873
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2025 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$350,970	$561,771	$530,386
Accounts receivable, net	783,892	764,550	743,550
Inventories	771,868	1,286,811	686,540
Commodity derivative assets – current	147,937	148,801	180,189
Other current assets	120,780	88,344	108,634
Total current assets	2,175,447	2,850,277	2,249,299
Property, plant and equipment, net	883,985	868,151	694,136
Other assets, net	387,059	402,886	356,378
Total assets	$3,446,491	$4,121,314	$3,299,813
Liabilities and equity
Current liabilities:
Short-term debt	$104,467	$166,614	$4,021
Trade and other payables	572,232	1,047,436	607,083
Customer prepayments and deferred revenue	73,545	194,025	124,424
Commodity derivative liabilities – current	79,253	59,766	128,847
Current maturities of long-term debt	64,210	36,139	27,671
Accrued expenses and other current liabilities	186,902	227,192	192,683
Total current liabilities	1,080,609	1,731,172	1,084,729
Long-term debt, less current maturities	578,464	608,151	549,378
Other long-term liabilities	176,908	182,155	145,444
Total liabilities	1,835,981	2,521,478	1,779,551
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,207, 34,083 and 34,083 shares issued at 6/30/2025, 12/31/2024 and 6/30/2024, respectively)	144	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	384,654	385,609	378,454
Treasury shares, at cost (0, 70 and 14 shares at 6/30/2025, 12/31/2024 and 6/30/2024, respectively)	—	(2,860)	(631)
Accumulated other comprehensive income	14,334	12,585	21,181
Retained earnings	965,277	970,710	911,455
Total shareholders’ equity of The Andersons, Inc.	1,364,409	1,366,186	1,310,601
Noncontrolling interests	246,101	233,650	209,661
Total equity	1,610,510	1,599,836	1,520,262
Total liabilities and equity	$3,446,491	$4,121,314	$3,299,813
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2025 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2025	2024
Operating Activities
Net income	$22,138	$65,135
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	67,411	61,218
Other	10,311	10,821
Changes in operating assets and liabilities:
Accounts receivable	(23,396)	15,284
Inventories	521,356	477,723
Commodity derivatives	19,857	36,010
Other current and non-current assets	(31,730)	(50,587)
Payables and other current and non-current liabilities	(636,646)	(550,797)
Net cash (used in) provided by operating activities	(50,699)	64,807
Investing Activities
Purchases of property, plant and equipment and capitalized software	(95,376)	(55,389)
Insurance proceeds	13,989	—
Other	5,680	(2,749)
Net cash used in investing activities	(75,707)	(58,138)
Financing Activities
Net payments under short-term lines of credit	(64,875)	(37,705)
Proceeds from issuance of long-term debt	14,700	—
Payments of long-term debt	(16,645)	(13,752)
Dividends paid	(13,367)	(12,993)
Value of shares withheld for taxes	(3,931)	(8,071)
Distributions to noncontrolling interest owner	(1,547)	(47,405)
Other	(1,343)	—
Net cash used in financing activities	(87,008)	(119,926)
Effect of exchange rates on cash and cash equivalents	2,613	(211)
Decrease in cash and cash equivalents	(210,801)	(113,468)
Cash and cash equivalents at beginning of period	561,771	643,854
Cash and cash equivalents at end of period	$350,970	$530,386
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2025 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2024	$142	$375,155	$(631)	$23,411	$881,911	$195,662	$1,475,650
Net income					35,976	16,494	52,470
Other comprehensive income				1,201			1,201
Amounts reclassified from accumulated other comprehensive income				(3,431)			(3,431)
Distributions to noncontrolling interests						(2,495)	(2,495)
Stock awards issued to employees and directors, net of income tax of $0 (0 shares)		3,285					3,285
Dividends declared ($0.190 per common share)					(6,473)		(6,473)
Restricted share award dividend equivalents		14			41		55
Balance at June 30, 2024	$142	$378,454	$(631)	$21,181	$911,455	$209,661	$1,520,262

Balance at March 31, 2025	$143	$382,623	$—	$8,857	$964,114	$238,697	$1,594,434
Net income					7,857	8,950	16,807
Other comprehensive income				7,768			7,768
Amounts reclassified from accumulated other comprehensive income				(2,291)			(2,291)
Distributions to noncontrolling interests						(1,546)	(1,546)
Stock awards issued to employees and directors, net of income tax of $0 (0 shares)	1	2,016					2,017
Dividends declared ($0.195 per common share)					(6,670)		(6,670)
Restricted share award dividend equivalents		15			(24)		(9)
Balance at June 30, 2025	$144	$384,654	$—	$14,334	$965,277	$246,101	$1,610,510
The Andersons, Inc. | Q2 2025 Form 10-Q | 5

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					41,557	23,578	65,135
Other comprehensive income				5,928			5,928
Amounts reclassified from Accumulated other comprehensive income				(7,612)			(7,612)
Distributions to noncontrolling interests						(47,405)	(47,405)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (256 shares)		(9,464)	9,569				105
Dividends declared ($0.38 per common share)					(12,943)		(12,943)
Restricted share award dividend equivalents		708	61		(102)		667
Balance at June 30, 2024	$142	$378,454	$(631)	$21,181	$911,455	$209,661	$1,520,262

Balance at December 31, 2024	$142	$385,609	$(2,860)	$12,585	$970,710	$233,650	$1,599,836
Net income					8,141	13,997	22,138
Other comprehensive income				6,328			6,328
Amounts reclassified from Accumulated other comprehensive income				(4,579)			(4,579)
Distributions to noncontrolling interests						(1,546)	(1,546)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (100 shares)	2	(1,438)	4,043				2,607
Purchase of treasury shares (30 shares)			(1,184)				(1,184)
Dividends declared ($0.39 per common share)					(13,337)		(13,337)
Restricted share award dividend equivalents		483	1		(237)		247
Balance at June 30, 2025	$144	$384,654	$—	$14,334	$965,277	$246,101	$1,610,510
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2025 Form 10-Q | 6

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2024, has been included as the Company operates in several seasonal industries.

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

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$79,734	$47,408	$97,047
Accounts receivable, net	36,444	20,574	9,228
Inventories	79,311	78,221	47,079
Other current assets	5,293	4,994	5,530
Total current assets	200,782	151,197	158,884
Property, plant and equipment, net	266,177	269,918	271,073
Other assets, net	19,778	22,315	24,137
Total assets	$486,737	$443,430	$454,094
Liabilities
Current liabilities	$49,156	$48,204	$42,162
Long-term liabilities	7,185	9,109	9,940
Total liabilities	$56,341	$57,313	$52,102
The Andersons, Inc. | Q2 2025 Form 10-Q | 7

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The adoption of the amended guidance will result in expanded disclosures in the Company’s footnotes but is not expected to have an impact on the Company's Consolidated Financial Statements.

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

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Grain and other agricultural products (a)	$500,748	$951,283	$452,314
Energy inventories (a)	10,807	17,381	14,085
Ethanol and co-products (a)	112,232	109,528	108,407
Nutrients and cob products	148,081	208,619	111,734
Total inventories	$771,868	$1,286,811	$686,540
(a) Includes RMI of $496.6 million, $944.5 million, and $455.8 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.
The Andersons, Inc. | Q2 2025 Form 10-Q | 8

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

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Cash collateral paid (received)	$5,506	$39,025	$(25,316)
Fair value of derivatives	35,489	8,696	75,903
Net derivative asset position	$40,995	$47,721	$50,587
The Andersons, Inc. | Q2 2025 Form 10-Q | 9

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	June 30, 2025
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$180,031	$6,554	$9,558	$34	$196,177
Commodity derivative liabilities	(37,600)	(35)	(88,811)	(4,207)	(130,653)
Cash collateral paid	5,506	—	—	—	5,506
Balance sheet line item totals	$147,937	$6,519	$(79,253)	$(4,173)	$71,030

	December 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$165,038	$1,441	$10,158	$28	$176,665
Commodity derivative liabilities	(55,262)	(28)	(69,924)	(425)	(125,639)
Cash collateral paid	39,025	—	—	—	39,025
Balance sheet line item totals	$148,801	$1,413	$(59,766)	$(397)	$90,051

	June 30, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$276,764	$8,141	$12,625	$35	$297,565
Commodity derivative liabilities	(71,259)	(96)	(141,472)	(7,756)	(220,583)
Cash collateral received	(25,316)	—	—	—	(25,316)
Balance sheet line item totals	$180,189	$8,045	$(128,847)	$(7,721)	$51,666

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
(Losses) gains on commodity derivatives included in Cost of sales and merchandising revenues	$(35,502)	$(6,168)	$14,498	$13,173
The Andersons, Inc. | Q2 2025 Form 10-Q | 10

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	June 30, 2025		December 31, 2024		June 30, 2024
(in thousands)	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded
Metric Tons:
Corn	13,521	5,229	15,423	5,456	11,674	4,827
Soybeans	876	1,003	886	637	909	1,166
Wheat	2,055	2,781	2,409	3,365	2,749	3,011
Oats	519	14	313	5	464	2
Other	2,554	1,034	3,058	402	3,258	628
Total metric tons	19,525	10,061	22,089	9,865	19,054	9,634
Gallons:
Ethanol	209,415	37,086	280,999	99,162	241,555	75,306
Propane	—	74,802	—	118,986	—	113,274
Other	91,684	1,765	53,020	1,440	53,698	3,780
Total gallons	301,099	113,653	334,019	219,588	295,253	192,360

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

The Company had recorded the following amounts for the fair value of the interest rate derivatives:

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$5,950	$6,761	$9,961
Interest rate contracts included in Other assets	13,500	22,723	22,788
Interest rate contracts included in Other long-term liabilities	(1,266)	(301)	—

The recording of gains and losses on the interest rate derivatives and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Interest rate derivative (losses) gains included in Other comprehensive income	$(4,150)	$(120)	$(10,970)	$4,723
Interest rate derivative gains included in Interest expense, net	2,077	3,203	4,151	6,588
Interest rate derivative gains included in Other income, net	—	—	—	568
The Andersons, Inc. | Q2 2025 Form 10-Q | 11

Outstanding interest rate derivatives, as of June 30, 2025, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Notional Amount (in millions)	Description	Interest Rate
Swap	2019	2025	$42.2	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$84.4	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$42.2	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2022	2028	$15.0	Interest rate component of debt - accounted for as a hedge	3.3%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%
Swap	2024	2029	$35.0	Interest rate component of debt - accounted for as a hedge	4.2%
Swap	2025	2026	$50.0	Interest rate component of debt - accounted for as a hedge	3.5%

4. Revenue

A majority of the Company’s Sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Approximately, 85% of the Company's sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging, with the remaining 15% accounted for under ASC 606. Of the Sales and merchandising revenues within the scope of ASC 606, substantially all of the activity occurs at a point in time with the vast majority residing in the Agribusiness segment. Therefore, a further disaggregation of ASC 606 Sales and merchandising revenues and detail of outstanding contract balances within the Agribusiness segment have been provided below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Specialty and primary nutrients	$377,450	$318,412	$541,256	$455,448
Premium ingredients	60,269	99,347	130,106	200,095
Propane and fuels	43,950	35,419	135,524	105,215
Other	53,314	39,328	98,910	73,179
Total	$534,983	$492,506	$905,796	$833,937

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
The Andersons, Inc. | Q2 2025 Form 10-Q | 12

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

Contract Balances

The balances of the Company's contract liabilities were $14.7 million and $24.8 million as of June 30, 2025, and December 31, 2024, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customer contracts. Due to the seasonality of this business, contract liabilities are built up in preparation for the spring application season. Revenue is then recognized throughout the first half of the year as the Company fulfills its contract obligations, which is the reason that contract liabilities were lower at June 30, 2025, when compared to December 31, 2024.

5. Income Taxes

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Income before income taxes	$24,835	$57,346	$28,048	$71,314
Income tax provision	8,028	4,876	5,910	6,179
Effective tax rate	32.3%	8.5%	21.1%	8.7%

The difference between the 32.3% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended June 30, 2025, is primarily attributable to interest accrued on unrecognized tax benefits and valuation allowances on losses in foreign tax jurisdictions offset by the tax impact of noncontrolling interest.

The difference between the 8.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended June 30, 2024, is primarily attributable to the tax impact of noncontrolling interest, federal tax credits, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.

The 21.1% effective tax rate was consistent with the U.S. federal statutory tax rate of 21.0% for the six months ended June 30, 2025. This was primarily attributable to state and local income taxes and valuation allowances on losses in foreign tax jurisdictions offset by the tax impact of noncontrolling interest.

The difference between the 8.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the six months ended June 30, 2024, is primarily attributable to the tax impact of noncontrolling interest, federal tax credits, stock based compensation, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.

The Andersons, Inc. | Q2 2025 Form 10-Q | 13

6. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Currency Translation Adjustment
Beginning balance	$(11,691)	$(5,499)	$(13,469)	$(2,581)
Other comprehensive income (loss) before reclassifications	8,886	(1,965)	10,664	(4,883)
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	8,886	(1,965)	10,664	(4,883)
Ending balance	$(2,805)	$(7,464)	$(2,805)	$(7,464)
Hedging Adjustment
Beginning balance	$16,252	$24,624	$21,571	$20,985
Other comprehensive (loss) income before reclassifications	(2,073)	3,083	(6,819)	11,879
Amounts reclassified from AOCI (a)	(2,077)	(3,203)	(4,151)	(7,156)
Tax effect (c)	926	30	2,427	(1,174)
Other comprehensive (loss) income, net of tax	(3,224)	(90)	(8,543)	3,549
Ending balance	$13,028	$24,534	$13,028	$24,534
Pension and Other Postretirement Adjustment
Beginning balance	$4,038	$4,028	$4,225	$4,203
Other comprehensive (loss) income before reclassifications	(22)	5	(1,489)	10
Amounts reclassified from AOCI (b)	(214)	(228)	(428)	(456)
Tax effect (c)	51	48	1,545	96
Other comprehensive loss, net of tax	(185)	(175)	(372)	(350)
Ending balance	$3,853	$3,853	$3,853	$3,853
Investments in Convertible Preferred Securities Adjustment
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$14,334	$21,181	$14,334	$21,181
(a)Gains and losses on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity the gain or loss is recognized in Other income, net. See Note 3 for additional information.
(b)This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.
(c)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.
The Andersons, Inc. | Q2 2025 Form 10-Q | 14

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	June 30, 2025
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$40,995	$30,035	$—	$71,030
Provisionally priced contracts (b)	(6,317)	(11,485)	—	(17,802)
Convertible preferred securities (c)	—	—	18,190	18,190
Other assets and liabilities (d)	9,703	18,184	—	27,887
Total	$44,381	$36,734	$18,190	$99,305

(in thousands)	December 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$47,721	$42,330	$—	$90,051
Provisionally priced contracts (b)	(12,203)	(45,017)	—	(57,220)
Convertible preferred securities (c)	—	—	14,190	14,190
Other assets and liabilities (d)	2,711	29,183	—	31,894
Total	$38,229	$26,496	$14,190	$78,915

(in thousands)	June 30, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$50,587	$1,079	$—	$51,666
Provisionally priced contracts (b)	(40,720)	(16,133)	—	(56,853)
Convertible preferred securities (c)	—	—	15,625	15,625
Other assets and liabilities (d)	4,949	32,749	—	37,698
Total	$14,816	$17,695	$15,625	$48,136
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
The Andersons, Inc. | Q2 2025 Form 10-Q | 15

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

	Convertible Preferred Securities
(in thousands)	2025	2024
Assets at beginning of the year	$14,190	$15,625
Purchases of additional investments	4,000	—
Assets at June 30,	$18,190	$15,625
The following table summarizes quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$18,190	$14,190	$15,625	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no nonrecurring level 3 fair value measurements as of June 30, 2025, December 31, 2024, or June 30, 2024.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

As of June 30, 2025, December 31, 2024, and June 30, 2024, the estimated fair value of long-term debt, including the current portion, was $637.3 million, $635.4 million, and $568.0 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

8. Related Parties

In the ordinary course of business, the Company enters into related party transactions, mainly with the Company's minority shareholders of certain consolidated subsidiaries, regarding sales and purchases of commodities. Such related party sales comprised less than 4% of the Company's Sales and merchandising revenues for both the three and six months ended June 30, 2025, and 2024. Related party purchases comprised less than 1% of the Company's Cost of sales and merchandising revenues for both the three and six months ended June 30, 2025, and 2024.

Receivables and payables resulting from the related party transactions described above comprised less than 3% of the Company's Accounts receivable, net, and less than 2% of the Company's Trade and other payables balances as of June 30, 2025, December 31, 2024 and June 30, 2024.

The Company believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

The Andersons, Inc. | Q2 2025 Form 10-Q | 16

9. Segment Information

Reportable segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), who is the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on Income before income taxes. The operating and reportable segment structure provides alignment between business strategies and operating results. The Company’s operations include two reportable business segments that are distinguished primarily on the basis of products and services offered as well as the management structure.

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

The Agribusiness segment includes commodity merchandising, the operation of terminal grain elevator facilities, and the manufacturing and distribution plant nutrient products. The Renewables segment produces, purchases and sells ethanol and co-products. The segment also operates a merchandising portfolio of ethanol, ethanol co-products and renewable feedstocks. Other includes corporate income and expense and cost for functions that provide support and services to the operating segments, as well as other elimination and consolidation adjustments.

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

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$2,414,827	$721,042	$3,135,869	$4,408,114	$1,386,853	$5,794,967
Cost of sales and merchandising revenues	2,282,765	694,688	2,977,453	4,157,454	1,326,225	5,483,679
Operating, administrative and general expenses	114,012	8,951	122,963	238,501	18,734	257,235
Interest expense	11,331	725	12,056	24,157	1,423	25,580
Other income, net (a)	12,180	746	12,926	21,221	1,834	23,055
Segment income	$18,899	$17,424	$36,323	$9,223	$42,305	$51,528
less: Corporate expenses			11,488			23,480
Income before income taxes			$24,835			$28,048

(a) Other income, net for both reportable segments include interest income, property insurance recoveries, patronage income, amongst other items.

	Three months ended June 30, 2024			Six months ended June 30, 2024
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$2,109,351	$685,854	$2,795,205	$4,170,790	$1,342,632	$5,513,422
Cost of sales and merchandising revenues	1,981,308	638,526	2,619,834	3,943,228	1,266,503	5,209,731
Operating, administrative and general expenses	97,906	8,046	105,952	194,827	16,823	211,650
Interest expense	6,098	996	7,094	12,729	1,453	14,182
Other income, net (a)	4,542	1,176	5,718	11,113	5,936	17,049
Segment income	$28,581	$39,462	$68,043	$31,119	$63,789	$94,908
less: Corporate expenses			10,697			23,594
Income before income taxes			$57,346			$71,314
(a) Other income, net for each reportable segment includes:
Agribusiness - interest income, patronage income, amongst other items.
Renewables - interest income, a gain on the deconsolidation of the ELEMENT joint venture, patronage income, amongst other items.
The Andersons, Inc. | Q2 2025 Form 10-Q | 17

	Three months ended June 30, 2025				Six months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$20,399	$12,018	$654	$33,071	$42,084	$23,909	$1,418	$67,411
Purchases of property, plant and equipment and capitalized software	38,886	9,940	2	48,828	74,153	20,736	487	95,376
Interest income (b)	1,359	728	2	2,089	3,259	1,331	11	4,601
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Three months ended June 30, 2024				Six months ended June 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$17,279	$11,719	$1,271	$30,269	$34,327	$23,684	$3,207	$61,218
Purchases of property, plant and equipment and capitalized software	16,921	10,988	705	28,614	30,674	22,496	2,219	55,389
Interest income (b)	2,712	1,000	—	3,712	5,735	2,659	—	8,394
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Identifiable assets
Agribusiness	$2,214,334	$2,778,025	$2,102,910
Renewables	707,722	680,546	722,142
Other	524,435	662,743	474,761
Total assets	$3,446,491	$4,121,314	$3,299,813

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues from external customers by geographic region
United States	$2,426,004	$2,071,563	$4,558,292	$4,058,222
Canada	133,191	127,281	269,416	258,719
Mexico	89,452	86,466	158,472	157,333
Other	487,222	509,895	808,787	1,039,148
Total	$3,135,869	$2,795,205	$5,794,967	$5,513,422

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $48.5 million, $45.8 million, and $34.0 million of long-lived assets in other countries at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, with substantially all of the foreign long-lived assets located within Canada for all periods presented.
The Andersons, Inc. | Q2 2025 Form 10-Q | 18

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

The estimated losses for outstanding claims that are considered reasonably possible and estimable are not material.

11. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$2,089	$3,712	$4,601	$8,394
Property insurance recoveries	12,175	—	12,629	—
Patronage income	688	537	6,616	3,406
Gain on deconsolidation of joint venture	—	—	—	3,117
Other	(2,449)	951	(2,152)	1,811
Total	$12,503	$5,200	$21,694	$16,728

Individually significant items included in the table above are:

Interest income - The vast majority of interest income recorded by the Company was due to the amount of cash and cash equivalents on hand in all periods presented.

Property insurance recoveries - The vast majority of the property insurance recoveries recorded in 2025 are related to a current year incident at a grain terminal in Sunray, Texas.

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
The Andersons, Inc. | Q2 2025 Form 10-Q | 19

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

The purchase price allocation was finalized in the second quarter of 2025. There were no material measurement period adjustments recognized for the three months ended June 30, 2025. The summarized purchase price allocation is as follows:

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

If the Skyland acquisition was effective January 1, 2024, the Company's pro forma net sales and net income for the six months ended June 30, 2024 were $5,926.0 million and $63.3 million, respectively. Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a blended federal, state, and local tax rate of 25%. Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

The Andersons, Inc. | Q2 2025 Form 10-Q | 20

13. Subsequent Events

On July 31, 2025, the Company acquired the remaining 49.9% ownership interest in The Andersons Marathon Holdings LLC ("TAMH") for $425.0 million, inclusive of $40.0 million of working capital. TAMH was previously considered a VIE in which the Company was the primary beneficiary and the results from TAMH were consolidated in the Company's financial statements.

The Andersons, Inc. | Q2 2025 Form 10-Q | 21

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

Critical Accounting Policies and Estimates

The critical accounting policies and critical accounting estimates, as described in the 2024 Form 10-K, have not materially changed through the second quarter of 2025.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity exceeding the Company’s market capitalization during the quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the share price is not an accurate reflection of its current value as conditions in both agriculture and renewables spaces remain stable with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of June 30, 2025.
The Andersons, Inc. | Q2 2025 Form 10-Q | 22

Agribusiness

The Agribusiness segment’s second quarter operating results fell behind the prior year as a surplus of grain and weak customer demand continue to exist in western markets. This has resulted in low grain prices and limited forward contracting. Both physical assets and merchandising have been impacted by these stagnant markets. Nutrient results improved year-over-year with increased sales volumes on customer demand for nitrogen due to the increase in planted corn acres, partially offsetting the difficult conditions in grain markets.

An anticipated large harvest and on-farm storage limitations are expected to make large quantities of grain available at favorable values in the last half of 2025. This should provide sales and merchandising opportunities in the latter part of 2025 and into 2026. The balanced asset and merchandising portfolio enables opportunities in various market conditions, including this period of higher supply.

Total Agribusiness storage space capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 278 million and 168 million bushels at June 30, 2025 and 2024, respectively. The increase in grain storage capacity from the same period of the prior year was due to the Skyland acquisition in the fourth quarter of 2024. The storage capacity at our nutrient facilities was evenly split between dry and liquid storage at approximately 1.0 million tons at June 30, 2025 and 2024.

Renewables

The Renewables segment's second quarter operating results were lower than the prior year. The ethanol plants continue to run efficiently, resulting in higher year-over-year yields and production. Lower board crush, higher eastern corn basis, and increased natural gas costs led to lower overall margins. Plant co-product values also declined, with corn-based feed ingredients continuing to compete against an oversupply of soybean meal.

Although later than expected, an uptick in the ethanol board crush occurred in July and is expected to remain through the summer driving season. This expectation is bolstered by strong demand, including exports, and an expected reduction in corn costs post-harvest.

In future quarters, as a result of our acquisition of the remaining 49.9% interest in TAMH on July 31, 2025, results will include all the ethanol plants’ earnings, including the share previously attributable to the noncontrolling interest. As the company previously consolidated the entity and managed the plants, there should be limited costs to achieve these accretive results. The regulatory environment may support new opportunities, including at our Clymers, Indiana facility, where a Class VI well permit has been filed with the EPA for potential carbon sequestration.

Ethanol and related co-products volumes sold were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Ethanol (gallons)	226,450	187,050	438,242	372,876
E-85 (gallons)	12,041	13,494	20,011	25,785
Renewable feedstocks (pounds) (a)	341,075	404,589	698,791	775,572
DDG (tons) (b)	525	553	1,139	1,101
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
The Andersons, Inc. | Q2 2025 Form 10-Q | 23

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 9, Segment Information.

Comparison of the three months ended June 30, 2025, with the three months ended June 30, 2024, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$2,414,827	$721,042	$—	$3,135,869
Cost of sales and merchandising revenues	2,282,765	694,688	—	2,977,453
Gross profit	132,062	26,354	—	158,416
Operating, administrative and general expenses	114,012	8,951	11,626	134,589
Interest expense (income), net	11,331	725	(561)	11,495
Other income (loss), net	12,180	746	(423)	12,503
Income (loss) before income taxes	$18,899	$17,424	$(11,488)	$24,835
Income before income taxes attributable to the noncontrolling interests	1,171	7,779	—	8,950
Non-GAAP Income (loss) before income taxes attributable to the Company	$17,728	$9,645	$(11,488)	$15,885

	Three months ended June 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$2,109,351	$685,854	$—	$2,795,205
Cost of sales and merchandising revenues	1,981,308	638,526	—	2,619,834
Gross profit	128,043	47,328	—	175,371
Operating, administrative and general expenses	97,906	8,046	10,662	116,614
Interest expense (income), net	6,098	996	(483)	6,611
Other income (loss), net	4,542	1,176	(518)	5,200
Income (loss) before income taxes	$28,581	$39,462	$(10,697)	$57,346
Income before income taxes attributable to the noncontrolling interests	—	16,494	—	16,494
Non-GAAP Income (loss) before income taxes attributable to the Company	$28,581	$22,968	$(10,697)	$40,852

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
The Andersons, Inc. | Q2 2025 Form 10-Q | 24

Agribusiness

Operating results for the Agribusiness segment declined from the same period of the prior year. Sales and merchandising revenues increased by $305.5 million and cost of sales and merchandising revenues increased by $301.5 million resulting in increased gross profit of $4.0 million. The majority of the increase in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to the acquisition of Skyland which added $212.1 million of sales and merchandising revenues and $194.2 million of cost of sales and merchandising revenues. The $4.0 million increase in gross profit can be attributed to $17.9 million of additional gross profit from the Skyland acquisition, which was partially offset by reduced results from our legacy asset and merchandising businesses from limited trade flows due to a surplus of grain supplies and weak customer demand.

Operating, administrative and general expenses increased by $16.1 million, with $21.2 million of the increase attributable to the newly acquired Skyland business, which was partially offset by lower incentive compensation expense.

Interest expense increased by $5.2 million due to increased borrowings in the acquired Skyland business.

Other income, net increased by $7.6 million as a result of $10.5 million of property insurance recoveries in the newly acquired Skyland business, which was partially offset by a $4.4 million impairment of an equity method investment.

Renewables

Operating results for the Renewables segment declined by $13.3 million from the same period last year. Sales and merchandising revenues increased by $35.2 million and cost of sales and merchandising revenues increased by $56.2 million compared to prior year results. As a result, gross profit decreased by $21.0 million compared to 2024 results. Both sales and merchandising revenues and cost of sales and merchandising revenues were increased modestly when compared to the prior year. Increased ethanol sales volumes were almost fully offset by reduced volumes in our renewable feedstocks business as prices remained consistent with the prior year. The $21.0 million decrease to gross profit in the current period were mainly driven by a $16.8 million decrease at the ethanol plants. The plants continued to run efficiently with higher year-over-year yields and production, but could not overcome market headwinds stemming from lower ethanol crush margins and higher input costs in the current year.

Income Taxes

For the three months ended June 30, 2025, the Company recorded income tax expense of $8.0 million. The Company's effective tax rate was 32.3% on income before taxes of $24.8 million. The difference between the 32.3% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to interest accrued on unrecognized tax benefits and valuation allowances on losses in foreign tax jurisdictions offset by the tax impact of noncontrolling interest.

For the three months ended June 30, 2024, the Company recorded income tax expense of $4.9 million. The Company's effective tax rate was 8.5% on income of $57.3 million. The difference between the 8.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% was primarily attributable to the tax impact of noncontrolling interest, federal tax credits, and the reversal of certain unrecognized tax benefits offset by state and local income taxes and nondeductible compensation.
The Andersons, Inc. | Q2 2025 Form 10-Q | 25

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 9, Segment Information.

Comparison of the six months ended June 30, 2025, with the six months ended June 30, 2024, including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$4,408,114	$1,386,853	$—	$5,794,967
Cost of sales and merchandising revenues	4,157,454	1,326,225	—	5,483,679
Gross profit	250,660	60,628	—	311,288
Operating, administrative and general expenses	238,501	18,734	23,108	280,343
Interest expense (income), net	24,157	1,423	(989)	24,591
Other income (loss), net	21,221	1,834	(1,361)	21,694
Income (loss) before income taxes	$9,223	$42,305	$(23,480)	$28,048
(Loss) income before income taxes attributable to the noncontrolling interests	(3,351)	17,348	—	13,997
Non-GAAP Income (loss) before income taxes attributable to the Company	$12,574	$24,957	$(23,480)	$14,051

	Six months ended June 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$4,170,790	$1,342,632	$—	$5,513,422
Cost of sales and merchandising revenues	3,943,228	1,266,503	—	5,209,731
Gross profit	227,562	76,129	—	303,691
Operating, administrative and general expenses	194,827	16,823	24,322	235,972
Interest expense (income), net	12,729	1,453	(1,049)	13,133
Other income (loss), net	11,113	5,936	(321)	16,728
Income (loss) before income taxes	$31,119	$63,789	$(23,594)	$71,314
Income before income taxes attributable to the noncontrolling interest	—	23,578	—	23,578
Non-GAAP Income (loss) before income taxes attributable to the Company	$31,119	$40,211	$(23,594)	$47,736

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
The Andersons, Inc. | Q2 2025 Form 10-Q | 26

Agribusiness

Operating results for the Agribusiness segment decreased by $18.5 million from the prior year. Sales and merchandising revenues increased by $237.3 million, and cost of sales and merchandising revenues increased by $214.2 million for an increased gross profit impact of $23.1 million. The increase in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to the acquisition of Skyland which added $376.6 million of sales and merchandising revenues and $341.5 million of cost of sales and merchandising revenues. The increase in sales and merchandising revenues and cost of sales and merchandising revenues was partially offset by reduced commodity prices. Gross profit increased by $23.1 million from the prior year with $35.1 million of the increase as a result of the Skyland acquisition, which was partially offset by reduced results from our legacy asset and merchandising businesses from limited trade flows due to a surplus of grain supplies and weak customer demand.

Operating, administrative, and general expenses increased by $43.7 million from the prior year. Substantially all of the increase was attributable to the newly acquired Skyland business.

Interest expense increased by $11.4 million due to increased borrowings in the acquired Skyland business, which was partially offset by lower incentive compensation.

Other income, net increased by $10.1 million as a result of $14.2 million of property insurance recoveries and patronage income in the newly acquired Skyland business, which was partially offset by a $4.4 million impairment of an equity method investment.

Renewables

Operating results for Renewables decreased by $15.3 million from the same period of the prior year. Sales and merchandising revenues increased by $44.2 million, and cost of sales and merchandising revenues increased by $59.7 million compared to prior year. As a result, gross profit decreased by $15.5 million. Both sales and merchandising revenues and cost of sales and merchandising revenues were increased modestly when compared to the prior year. Increased ethanol sales volumes were almost fully offset by reduced volumes in our renewable feedstocks business as prices remained consistent with the prior year. The $15.5 million decrease to gross profit in the current period results was mainly driven by an $11.7 million decrease at the ethanol plants. The plants continued to run efficiently with strong yields and production, but could not overcome market headwinds stemming from lower ethanol crush margins and higher input costs in the current year.

Other income, net decreased from the prior year by $4.1 million as the Company recorded an additional $3.1 million gain as a result of the deconsolidation of the ELEMENT ethanol plant in the prior year.
The Andersons, Inc. | Q2 2025 Form 10-Q | 27

Income Taxes

For the six months ended June 30, 2025, the Company recorded income tax expense of $5.9 million. The Company's effective tax rate was 21.1% on income before taxes of $28.0 million. The 21.1% effective tax rate was consistent with the U.S. federal statutory tax rate of 21.0% as state and local income taxes and valuation allowances on losses in foreign tax jurisdictions offset the tax impact of noncontrolling interest.

For the six months ended June 30, 2024, the Company recorded income tax expense of $6.2 million. The Company’s effective tax rate was 8.7% on income before income taxes of $71.3 million. The difference between the 8.7% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, stock-based compensation, and federal tax credits partially offset by state and local income taxes, nondeductible compensation, and other discrete tax items.

The Company’s subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2022. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of zero to $10.7 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not adopted the Pillar Two model rules, several foreign countries have enacted legislation which closely follows OECD’s Pillar Two guidance. The impact of Pillar Two legislation in our relevant jurisdictions is immaterial to the Company's 2025 effective tax rate.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act which provides for modification of the existing U.S. international tax framework plus permanent extension of certain Tax Cuts and Jobs Act provisions. The Company is currently assessing the impact of this legislation on our consolidated financial statements.
The Andersons, Inc. | Q2 2025 Form 10-Q | 28

Liquidity and Capital Resources

Working Capital
At June 30, 2025, the Company had working capital of $1,094.8 million, a decrease of $69.7 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	June 30, 2025	June 30, 2024	Variance
Current Assets:
Cash and cash equivalents	$350,970	$530,386	$(179,416)
Accounts receivable, net	783,892	743,550	40,342
Inventories	771,868	686,540	85,328
Commodity derivative assets – current	147,937	180,189	(32,252)
Other current assets	120,780	108,634	12,146
Total current assets	2,175,447	2,249,299	(73,852)
Current Liabilities:
Short-term debt	104,467	4,021	100,446
Trade and other payables	572,232	607,083	(34,851)
Customer prepayments and deferred revenue	73,545	124,424	(50,879)
Commodity derivative liabilities – current	79,253	128,847	(49,594)
Current maturities of long-term debt	64,210	27,671	36,539
Accrued expenses and other current liabilities	186,902	192,683	(5,781)
Total current liabilities	1,080,609	1,084,729	(4,120)
Working Capital	$1,094,838	$1,164,570	$(69,732)

Current assets as of June 30, 2025, decreased $73.9 million in comparison to those as of June 30, 2024. Lower average commodity prices in the current year were the main contributor to the decrease. Partially offsetting the decrease was the acquisition of Skyland which resulted in a $211.0 million increase of current assets from the prior year.

Current liabilities slightly declined from the same period of the prior year. The acquisition of Skyland resulted in a $158.9 million increase of current liabilities from the prior year. However, similar to the move in current assets, lower average commodity prices in the current year were the main contributor to the decrease, excluding the impact of the Skyland acquisition.

Sources and Uses of Cash

	Six months ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(50,699)	$64,807
Net cash used in investing activities	(75,707)	(58,138)
Net cash used in financing activities	(87,008)	(119,926)

Operating Activities
Operating activities used cash of $50.7 million and provided cash of $64.8 million in the first six months of 2025 and 2024, respectively. The $115.5 million change in the amount of cash used in operating activities is mainly due to an unfavorable change of $78.2 million in operating assets and liabilities through the normal course of business combined with a $43.0 million decrease in earnings as the Company continues to navigate challenging markets in the current year.
The Andersons, Inc. | Q2 2025 Form 10-Q | 29

Investing Activities
Investing activities used cash of $75.7 million through the first six months of 2025 compared to $58.1 million in the prior period. Cash used in investing activities increased $17.6 million from the prior year due to $40.0 million of increased capital spending in the current year to fund previously announced growth projects, which was partially offset by $14.0 million of insurance proceeds in the current year and the acquisition of a business in the prior year. Management expects to invest approximately $175 million to $200 million in property, plant and equipment in 2025.

Financing Activities
Financing activities used cash of $87.0 million and $119.9 million for the six months ended June 30, 2025, and 2024, respectively. This $32.9 million reduction from the prior year was due to $45.9 million less distributions to the noncontrolling interest and partially offset by additional net borrowings on the Company's short-term credit facilities in the current year.

The Company paid $13.4 million in dividends in the first six months of 2025 compared to $13.0 million paid in the prior period. The Company paid dividends of $0.195 and $0.19 per common share in January and April of 2025 and 2024, respectively. On June 19, 2025, the Company declared a cash dividend of $0.195 per common share payable on July 22, 2025, to shareholders of record on July 1, 2025.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $2,161.6 million in borrowing capacity. As of June 30, 2025, the Company had $2,053.3 million available for borrowing.

Certain long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of June 30, 2025. In addition, certain long-term borrowings are collateralized by mortgages on various facilities.

The Company is typically in a net short-term borrowing position in the first half of the year. The majority of these short-term borrowings bear interest at variable rates, and an increase in interest rates could have a significant impact on the Company's profitability. In addition, periods of high grain prices could require us to make additional margin deposits on exchange traded futures contracts. Conversely, in periods of declining prices, the Company could receive a return of cash.
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness. At June 30, 2025, the Company had standby letters of credit outstanding of $3.7 million.
The Andersons, Inc. | Q2 2025 Form 10-Q | 30

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2025, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q2 2025 Form 10-Q | 31

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2025	—	$—	—	$96,521,201
May 2025	2,456	38.12	—	96,521,201
June 2025	—	—	—	96,521,201
Total	2,456	$38.12	—	$96,521,201
(a) During the three months ended June 30, 2025, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of June 30, 2025, approximately $3.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”
The Andersons, Inc. | Q2 2025 Form 10-Q | 32

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

The Andersons, Inc. | Q2 2025 Form 10-Q | 33

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: August 5, 2025	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: August 5, 2025	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q2 2025 Form 10-Q | 34