Form 10-Q
period 2025-09-30
Andersons, Inc.
filed 2025-11-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2025

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

The registrant had 33,839,123 common shares outstanding at October 24, 2025.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales and merchandising revenues	$2,677,712	$2,620,988	$8,472,679	$8,134,410
Cost of sales and merchandising revenues	2,506,840	2,443,863	7,990,519	7,653,594
Gross profit	170,872	177,125	482,160	480,816
Operating, administrative and general expenses	172,554	120,494	452,897	356,466
Interest expense, net	10,478	8,361	35,069	21,494
Other income, net	38,003	13,922	59,697	30,651
Income before income taxes	25,843	62,192	53,891	133,507
Income tax (benefit) provision	(228)	10,731	5,682	16,911
Net income	26,071	51,461	48,209	116,596
Net income attributable to noncontrolling interests	5,933	24,096	19,930	47,674
Net income attributable to The Andersons, Inc.	$20,138	$27,365	$28,279	$68,922

Average number of shares outstanding - basic	34,010	34,069	34,102	34,020
Average number of share outstanding - diluted	34,184	34,358	34,280	34,321

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share attributable to The Andersons, Inc. common shareholders	$0.59	$0.80	$0.83	$2.03
Diluted earnings per share attributable to The Andersons, Inc. common shareholders	$0.59	$0.80	$0.82	$2.01
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2025 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$26,071	$51,461	$48,209	$116,596
Other comprehensive loss, net of tax:
Pension and other postretirement benefit plan adjustments	839	(222)	467	(572)
Foreign currency translation adjustments	(3,212)	3,792	7,452	(1,091)
Cash flow hedge activity	(1,244)	(9,375)	(9,787)	(5,826)
Other comprehensive loss	(3,617)	(5,805)	(1,868)	(7,489)
Comprehensive income	22,454	45,656	46,341	109,107
Net income attributable to noncontrolling interest	5,933	24,096	19,930	47,674
Cash flow hedge activity attributable to noncontrolling interest	7	—	271	—
Comprehensive income attributable to noncontrolling interest	5,940	24,096	20,201	47,674
Comprehensive income attributable to The Andersons, Inc.	$16,514	$21,560	$26,140	$61,433
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2025 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$81,630	$561,771	$454,065
Accounts receivable, net	715,761	764,550	756,618
Inventories	899,278	1,286,811	884,339
Commodity derivative assets – current	154,449	148,801	122,326
Other current assets	110,045	88,344	113,726
Total current assets	1,961,163	2,850,277	2,331,074
Property, plant and equipment, net	905,761	868,151	709,951
Other assets, net	430,035	402,886	347,273
Total assets	$3,296,959	$4,121,314	$3,388,298
Liabilities and equity
Current liabilities:
Short-term debt	$141,356	$166,614	$14,716
Trade and other payables	782,683	1,047,436	774,347
Customer prepayments and deferred revenue	71,989	194,025	67,899
Commodity derivative liabilities – current	68,618	59,766	85,640
Current maturities of long-term debt	63,888	36,139	27,727
Accrued expenses and other current liabilities	201,939	227,192	207,543
Total current liabilities	1,330,473	1,731,172	1,177,872
Long-term debt, less current maturities	569,052	608,151	542,564
Other long-term liabilities	174,417	182,155	144,855
Total liabilities	2,073,942	2,521,478	1,865,291
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,211, 34,083 and 34,083 shares issued at 9/30/2025, 12/31/2024 and 9/30/2024, respectively)	144	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	205,661	385,609	382,009
Treasury shares, at cost (372, 70 and 12 shares at 9/30/2025, 12/31/2024 and 9/30/2024, respectively)	(14,131)	(2,860)	(572)
Accumulated other comprehensive income	10,717	12,585	15,376
Retained earnings	978,717	970,710	932,215
Total shareholders’ equity of The Andersons, Inc.	1,181,108	1,366,186	1,329,170
Noncontrolling interests	41,909	233,650	193,837
Total equity	1,223,017	1,599,836	1,523,007
Total liabilities and equity	$3,296,959	$4,121,314	$3,388,298
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2025 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2025	2024
Operating Activities
Net income	$48,209	$116,596
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,058	91,626
Other	20,054	15,146
Changes in operating assets and liabilities:
Accounts receivable	42,850	3,498
Inventories	391,784	278,947
Commodity derivatives	2,541	49,327
Other current and non-current assets	(16,914)	(59,376)
Payables and other current and non-current liabilities	(405,399)	(433,069)
Net cash provided by operating activities	183,183	62,695
Investing Activities
Purchases of property, plant and equipment and capitalized software	(162,210)	(93,230)
Insurance proceeds	26,187	9,219
Other	8,723	(6,581)
Net cash used in investing activities	(127,300)	(90,592)
Financing Activities
Net payments under short-term lines of credit	(27,709)	(27,054)
Proceeds from issuance of long-term debt	14,700	—
Payments of long-term debt	(26,519)	(20,649)
Purchase of noncontrolling interest in a consolidated subsidiary	(425,000)	—
Dividends paid	(19,894)	(19,466)
Value of shares withheld for taxes	(4,011)	(8,101)
Common stock repurchased	(15,366)	—
Distributions to noncontrolling interest owner	(33,657)	(87,325)
Other	(521)	—
Net cash used in financing activities	(537,977)	(162,595)
Effect of exchange rates on cash and cash equivalents	1,953	703
Decrease in cash and cash equivalents	(480,141)	(189,789)
Cash and cash equivalents at beginning of period	561,771	643,854
Cash and cash equivalents at end of period	$81,630	$454,065
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2025 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2024	$142	$378,453	$(631)	$21,181	$911,455	$209,661	$1,520,261
Net income					27,365	24,096	51,461
Other comprehensive loss				(2,383)			(2,383)
Amounts reclassified from accumulated other comprehensive income				(3,422)			(3,422)
Distributions to noncontrolling interests						(39,920)	(39,920)
Stock awards issued to employees and directors, net of income tax of $0 (1 share)		3,556	58				3,614
Dividends declared ($0.190 per common share)					(6,472)		(6,472)
Stock award dividend equivalents			1		(133)		(132)
Balance at September 30, 2024	$142	$382,009	$(572)	$15,376	$932,215	$193,837	$1,523,007

Balance at June 30, 2025	$144	$384,654	$—	$14,334	$965,277	$246,101	$1,610,510
Net income					20,138	5,933	26,071
Other comprehensive loss				(2,757)			(2,757)
Amounts reclassified from accumulated other comprehensive income				(860)			(860)
Distributions to noncontrolling interests						(32,111)	(32,111)
Purchase of noncontrolling interest in a consolidated subsidiary		(188,092)				(178,014)	(366,106)
Stock awards issued to employees and directors, net of income tax of $0 (1 share)		9,090	51				9,141
Purchase of treasury shares (373 shares)			(14,182)				(14,182)
Dividends declared ($0.195 per common share)					(6,598)		(6,598)
Stock award dividend equivalents		9			(100)		(91)
Balance at September 30, 2025	$144	$205,661	$(14,131)	$10,717	$978,717	$41,909	$1,223,017
The Andersons, Inc. | Q3 2025 Form 10-Q | 5

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					68,922	47,674	116,596
Other comprehensive income				3,545			3,545
Amounts reclassified from Accumulated other comprehensive income				(11,034)			(11,034)
Distributions to noncontrolling interests						(87,325)	(87,325)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (257 shares)		(5,909)	9,627				3,718
Dividends declared ($0.57 per common share)					(19,416)		(19,416)
Stock award dividend equivalents		708	62		(234)		536
Balance at September 30, 2024	$142	$382,009	$(572)	$15,376	$932,215	$193,837	$1,523,007

Balance at December 31, 2024	$142	$385,609	$(2,860)	$12,585	$970,710	$233,650	$1,599,836
Net income					28,279	19,930	48,209
Other comprehensive income				3,571			3,571
Amounts reclassified from Accumulated other comprehensive income				(5,439)			(5,439)
Distributions to noncontrolling interests						(33,657)	(33,657)
Purchase of noncontrolling interest in a consolidated subsidiary		(188,092)				(178,014)	(366,106)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (101 shares)	2	7,652	4,094				11,748
Purchase of treasury shares (403 shares)			(15,366)				(15,366)
Dividends declared ($0.585 per common share)					(19,935)		(19,935)
Stock award dividend equivalents		492	1		(337)		156
Balance at September 30, 2025	$144	$205,661	$(14,131)	$10,717	$978,717	$41,909	$1,223,017
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2025 Form 10-Q | 6

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2024, has been included as the Company operates in several seasonal industries.

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

The Andersons Marathon Holdings LLC ("TAMH") Equity Acquisition

On July 31, 2025, the Company finalized a unit purchase agreement with MPC Investment LLC ("Marathon") to acquire the remaining 49.9% ownership interest in TAMH for cash consideration of $425.0 million.

TAMH is comprised of four ethanol production facilities located in Iowa, Indiana, Michigan, and Ohio, with a combined annual production of approximately 500 million gallons. Prior to this transaction, the Company owned a 50.1% interest in TAMH and managed the facilities under a management agreement, providing services such as corn origination, ethanol marketing, and risk management.

TAMH had previously been classified as the Company’s sole Variable Interest Entity ("VIE"), with the Company identified as the primary beneficiary. As a result, TAMH’s financial results were already consolidated in the Company’s financial statements. Since the entity was previously consolidated, no additional net assets were acquired in the transaction. Accordingly, the acquisition was treated as an equity transaction, impacting Additional paid-in capital, Noncontrolling interests, and Deferred income taxes on the Company’s Condensed Consolidated Balance Sheets.

Following the closing of the transaction, the Company now owns 100% of TAMH. The entity was renamed The Andersons Renewables, LLC and is no longer considered a VIE. Additionally, Marathon, which had been the primary counterparty in related party transactions, is no longer classified as a related party. Any remaining related party activity is considered de minimis.

The Andersons, Inc. | Q3 2025 Form 10-Q | 7

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The adoption of the amended guidance will result in expanded disclosures in the Company’s footnotes but is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Grain and other agricultural products (a)	$607,272	$951,283	$648,808
Energy inventories (a)	14,203	17,381	13,688
Ethanol and co-products (a)	83,882	109,528	80,577
Nutrients and cob products	193,921	208,619	141,266
Total inventories	$899,278	$1,286,811	$884,339
(a) Includes RMI of $630.8 million, $944.5 million, and $639.7 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

The Andersons, Inc. | Q3 2025 Form 10-Q | 8

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

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Cash collateral paid	$20,457	$39,025	$49,341
Fair value of derivatives	28,848	8,696	(10,199)
Net derivative asset position	$49,305	$47,721	$39,142

The Andersons, Inc. | Q3 2025 Form 10-Q | 9

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	September 30, 2025
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$178,243	$2,712	$6,723	$67	$187,745
Commodity derivative liabilities	(44,251)	(55)	(75,341)	(450)	(120,097)
Cash collateral paid	20,457	—	—	—	20,457
Balance sheet line item totals	$154,449	$2,657	$(68,618)	$(383)	$88,105

	December 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$165,038	$1,441	$10,158	$28	$176,665
Commodity derivative liabilities	(55,262)	(28)	(69,924)	(425)	(125,639)
Cash collateral paid	39,025	—	—	—	39,025
Balance sheet line item totals	$148,801	$1,413	$(59,766)	$(397)	$90,051

	September 30, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$154,042	$3,656	$11,207	$219	$169,124
Commodity derivative liabilities	(81,057)	(96)	(96,847)	(1,916)	(179,916)
Cash collateral paid	49,341	—	—	—	49,341
Balance sheet line item totals	$122,326	$3,560	$(85,640)	$(1,697)	$38,549

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$2,123	$(87,774)	$16,621	$(74,600)

The Andersons, Inc. | Q3 2025 Form 10-Q | 10

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	September 30, 2025		December 31, 2024		September 30, 2024
(in thousands)	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded
Metric Tons:
Corn	13,259	5,255	15,423	5,456	14,295	4,718
Soybeans	1,043	1,394	886	637	1,544	1,139
Wheat	2,338	3,129	2,409	3,365	2,172	2,640
Oats	428	31	313	5	404	17
Other	2,578	1,142	3,058	402	3,371	1,299
Total metric tons	19,646	10,951	22,089	9,865	21,786	9,813
Gallons:
Ethanol	226,718	148,932	280,999	99,162	305,865	71,736
Propane	—	59,934	—	118,986	—	84,798
Other	84,891	3,315	53,020	1,440	83,847	2,016
Total gallons	311,609	212,181	334,019	219,588	389,712	158,550

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

The fair value of interest rate derivatives are as follows:

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$5,158	$6,761	$6,000
Interest rate contracts included in Other assets	12,577	22,723	14,281
Interest rate contracts included in Other long-term liabilities	(1,218)	(301)	—

The recording of gains and losses on the interest rate derivatives and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Interest rate derivative losses included in Other comprehensive income	$(1,646)	$(12,477)	$(12,616)	$(7,754)
Interest rate derivative gains included in Interest expense, net	2,098	3,194	6,249	9,782
Interest rate derivative gains included in Other income, net	—	—	—	568

The Andersons, Inc. | Q3 2025 Form 10-Q | 11

Outstanding interest rate derivatives, as of September 30, 2025, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Notional Amount (in millions)	Description	Interest Rate
Swap	2019	2025	$41.4	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$82.8	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$41.4	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2022	2028	$15.0	Interest rate component of debt - accounted for as a hedge	3.3%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%
Swap	2024	2029	$35.0	Interest rate component of debt - accounted for as a hedge	4.2%
Swap	2025	2026	$50.0	Interest rate component of debt - accounted for as a hedge	3.5%

4. Revenue

A majority of the Company’s Sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Approximately 85% of the Company's sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging, with the remaining 15% accounted for under ASC 606. Of the Sales and merchandising revenues within the scope of ASC 606, substantially all of the activity occurs at a point in time with the vast majority residing in the Agribusiness segment. Therefore, a further disaggregation of ASC 606 Sales and merchandising revenues and detail of outstanding contract balances within the Agribusiness segment have been provided below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Specialty and primary nutrients	$137,129	$99,855	$678,385	$555,303
Premium ingredients	66,874	66,960	196,980	267,055
Propane and fuels	43,475	34,181	178,999	139,396
Other	48,280	30,921	147,190	104,100
Total	$295,758	$231,917	$1,201,554	$1,065,854

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

The Andersons, Inc. | Q3 2025 Form 10-Q | 12

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

Contract Balances

The balances of the Company's contract liabilities were $21.0 million and $24.8 million as of September 30, 2025, and December 31, 2024, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customer contracts. Due to the seasonality of this business, contract liabilities are built up in preparation for the spring application season. Revenue is then recognized as the Company fulfills its contract obligations through the application season, which is the reason that contract liabilities were lower at September 30, 2025, when compared to December 31, 2024.

5. Income Taxes

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Income before income taxes	$25,843	$62,192	$53,891	$133,507
Income tax (benefit) provision	(228)	10,731	5,682	16,911
Effective tax rate	(0.9)%	17.3%	10.5%	12.7%

The difference between the (0.9)% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended September 30, 2025, is primarily attributable to nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

The difference between the 17.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended September 30, 2024, was primarily attributable to the tax impact of noncontrolling interest and federal tax credits offset by state and local income taxes, tax impacts of foreign operations, nondeductible compensation, and changes in other discrete tax adjustments.

The difference between the 10.5% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the nine months ended September 30, 2025 was primarily attributable to the tax impact of noncontrolling interest, nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

The difference between the 12.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the nine months ended September 30, 2024, was primarily attributable to the tax impact of noncontrolling interest, federal tax credits, stock based compensation, and the reversal of certain unrecognized tax benefits offset by state and local income taxes, tax impacts of foreign operations and nondeductible compensation.

The Andersons, Inc. | Q3 2025 Form 10-Q | 13

6. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Currency Translation Adjustment
Beginning balance	$(2,805)	$(7,464)	$(13,469)	$(2,581)
Other comprehensive (loss) income before reclassifications	(3,212)	3,792	7,452	(1,091)
Tax effect	—	—	—	—
Other comprehensive (loss) income, net of tax	(3,212)	3,792	7,452	(1,091)
Ending balance	$(6,017)	$(3,672)	$(6,017)	$(3,672)
Hedging Adjustment
Beginning balance	$13,028	$24,534	$21,571	$20,985
Other comprehensive income (loss) before reclassifications	452	(9,283)	(6,367)	2,596
Amounts reclassified from AOCI (a)	(2,098)	(3,194)	(6,249)	(10,350)
Tax effect (c)	402	3,102	2,829	1,928
Other comprehensive loss, net of tax	(1,244)	(9,375)	(9,787)	(5,826)
Ending balance	$11,784	$15,159	$11,784	$15,159
Pension and Other Postretirement Adjustment
Beginning balance	$3,853	$3,853	$4,225	$4,203
Other comprehensive loss before reclassifications	(93)	(59)	(1,582)	(49)
Amounts reclassified from AOCI (b)	1,238	(228)	810	(684)
Tax effect (c)	(306)	65	1,239	161
Other comprehensive income (loss), net of tax	839	(222)	467	(572)
Ending balance	$4,692	$3,631	$4,692	$3,631
Investments in Convertible Preferred Securities Adjustment
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$10,717	$15,376	$10,717	$15,376
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
(b)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses. This includes a one-time, pre-tax settlement charge of $1.5 million related to the settlement of the Company's Supplemental Retirement Pension Plan during the third quarter of 2025, which leaves the Company's other postretirement benefit health care plan as the only plan remaining.
(c)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.

The Andersons, Inc. | Q3 2025 Form 10-Q | 14

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	September 30, 2025
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$49,305	$38,800	$—	$88,105
Provisionally priced contracts (b)	(38,570)	(33,131)	—	(71,701)
Convertible preferred securities (c)	—	—	18,190	18,190
Other assets and liabilities (d)	8,566	16,517	—	25,083
Total	$19,301	$22,186	$18,190	$59,677

(in thousands)	December 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$47,721	$42,330	$—	$90,051
Provisionally priced contracts (b)	(12,203)	(45,017)	—	(57,220)
Convertible preferred securities (c)	—	—	14,190	14,190
Other assets and liabilities (d)	2,711	29,183	—	31,894
Total	$38,229	$26,496	$14,190	$78,915

(in thousands)	September 30, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$39,142	$(593)	$—	$38,549
Provisionally priced contracts (b)	(24,870)	(29,944)	—	(54,814)
Convertible preferred securities (c)	—	—	15,725	15,725
Other assets and liabilities (d)	6,226	20,281	—	26,507
Total	$20,498	$(10,256)	$15,725	$25,967
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

The Andersons, Inc. | Q3 2025 Form 10-Q | 15

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
These fair value disclosures exclude RMI which consists of agricultural commodity inventories measured at net realizable value. The net realizable value used to measure the Company’s agricultural commodity inventories is the fair value (spot price of the commodity on an exchange), less cost of disposal and transportation based on the local market. This valuation would generally be considered Level 2. The amount of RMI is disclosed in Note 2. Changes in the net realizable value of commodity inventories are recognized as a component of Cost of sales and merchandising revenues.

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

	Convertible Preferred Securities
(in thousands)	2025	2024
Assets at beginning of the year	$14,190	$15,625
Purchases of additional investments	4,000	100
Assets at September 30,	$18,190	$15,725
The following table summarizes quantitative information about the Company's Level 3 fair value measurements:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$18,190	$14,190	$15,725	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no nonrecurring level 3 fair value measurements as of September 30, 2025, December 31, 2024, or September 30, 2024.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

As of September 30, 2025, December 31, 2024, and September 30, 2024, the estimated fair value of long-term debt, including the current portion, was $628.5 million, $635.4 million, and $567.5 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Andersons, Inc. | Q3 2025 Form 10-Q | 16

8. Segment Information

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

The Agribusiness segment includes commodity merchandising, the operation of terminal grain elevator facilities, and the manufacturing and distribution of plant nutrient products. The Renewables segment produces and sells ethanol and co-products, while also managing a merchandising portfolio that includes ethanol, ethanol co-products, and renewable feedstocks. Other includes corporate income and expenses, costs for shared support functions that support the operating segments, and various elimination and consolidation adjustments.

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

	Three months ended September 30, 2025			Three months ended September 30, 2024
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$1,988,907	$688,805	$2,677,712	$1,876,042	$744,946	$2,620,988
Cost of sales and merchandising revenues	1,861,997	644,843	2,506,840	1,756,697	687,166	2,443,863
Operating, administrative and general expenses	135,891	16,454	152,345	100,360	8,895	109,255
Interest expense	9,111	1,678	10,789	8,251	705	8,956
Other income, net (a)	19,558	17,657	37,215	12,032	1,771	13,803
Segment income	$1,466	$43,487	$44,953	$22,766	$49,951	$72,717
less: Corporate expenses			19,110			10,525
Income before income taxes			$25,843			$62,192
(a) Other income, net for each reportable segment includes:
Agribusiness - property insurance recoveries, interest income, patronage income, amongst other items.
Renewables - clean fuel production credits, interest income, patronage income, amongst other items
The Andersons, Inc. | Q3 2025 Form 10-Q | 17

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$6,397,021	$2,075,658	$8,472,679	$6,046,832	$2,087,578	$8,134,410
Cost of sales and merchandising revenues	6,019,451	1,971,068	7,990,519	5,699,925	1,953,669	7,653,594
Operating, administrative and general expenses	374,392	35,188	409,580	295,187	25,718	320,905
Interest expense	33,268	3,101	36,369	20,980	2,158	23,138
Other income, net (a)	40,779	19,491	60,270	23,146	7,707	30,853
Segment income	$10,689	$85,792	$96,481	$53,886	$113,740	$167,626
less: Corporate expenses			42,590			34,119
Income before income taxes			$53,891			$133,507
(a) Other income, net for each reportable segment includes:
Agribusiness - property insurance recoveries, interest income, patronage income, amongst other items.
Renewables - interest income, patronage income, a gain on the deconsolidation of the ELEMENT joint venture, amongst other items

	Three months ended September 30, 2025				Three months ended September 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$19,941	$12,096	$610	$32,647	$17,522	$11,942	$944	$30,408
Purchases of property, plant and equipment and capitalized software	50,915	12,168	3,751	66,834	20,753	16,278	810	37,841
Interest income (b)	1,536	360	—	1,896	6,609	1,532	—	8,141
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$62,025	$36,005	$2,028	$100,058	$51,849	$35,626	$4,151	$91,626
Purchases of property, plant and equipment and capitalized software	125,068	32,904	4,238	162,210	51,427	38,774	3,029	93,230
Interest income (b)	4,795	1,691	11	6,497	12,344	4,191	—	16,535
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Identifiable assets
Agribusiness	$2,019,163	$2,778,025	$2,182,802
Renewables	597,605	680,546	692,189
Other	680,191	662,743	513,307
Total assets	$3,296,959	$4,121,314	$3,388,298

The Andersons, Inc. | Q3 2025 Form 10-Q | 18

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues from external customers by geographic region
United States	$1,925,074	$1,862,383	$6,483,366	$5,920,605
Canada	117,812	107,481	387,228	366,200
Mexico	105,234	137,992	263,706	295,325
Other	529,592	513,132	1,338,379	1,552,280
Total	$2,677,712	$2,620,988	$8,472,679	$8,134,410

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $46.9 million, $45.8 million, and $34.8 million of long-lived assets in other countries at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, with substantially all of the foreign long-lived assets located within Canada for all periods presented.

9. Commitments and Contingencies

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

The estimated losses for outstanding claims that are considered reasonably possible and estimable are not material.

10. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Property insurance recoveries	$12,426	$5,204	$25,056	$5,204
Clean fuel production credits	20,189	—	20,189	—
Interest income	1,896	8,141	6,497	16,535
Patronage income	—	—	6,616	3,406
Gain on deconsolidation of joint venture	—	—	—	3,117
Other	3,492	577	1,339	2,389
Total	$38,003	$13,922	$59,697	$30,651

Individually significant items included in the table above are:

Property insurance recoveries - The vast majority of the property insurance recoveries recorded in 2025 are related to a current year incident at a grain terminal in Sunray, Texas. In 2024, substantially all property insurance recoveries were related to a grain bin collapse at an Indiana grain facility in a prior year.

The Andersons, Inc. | Q3 2025 Form 10-Q | 19

Clean fuel production credits - The Inflation Reduction Act, enacted on August 16, 2022, introduced Section 45Z of the Internal Revenue Code, offering clean fuel production credits to incentivize low-carbon fuel production starting January 1, 2025. This replaces previous fuel-related credits and supports efforts to reduce greenhouse gas emissions, strengthen energy security, and boost rural economies. On July 4, 2025, the credit was extended through 2029 under the One Big Beautiful Bill Act ("OBBBA"). Eligible producers of clean transportation fuels can receive up to $1 per gallon. The credit is indexed annually for inflation, and eligibility is based on lifecycle emissions, production location, and sales to unrelated parties.

The Company accounts for clean fuel production credits under Section 45Z in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. Credits are recognized as fuel is produced and sold to eligible parties, based on the applicable credit amount per gallon, and are subsequently adjusted to reflect their estimated fair value. These credits are recorded within Other current assets caption on the Condensed Consolidated Balance Sheets, as Other income, net within the Condensed Consolidated Statements of Operations, and as an operating activity within the Condensed Consolidated Statement of Cash Flows.

For the three and nine months ended September 30, 2025, the Company recognized $20.2 million of Section 45Z credits once there was reasonable assurance the conditions of the year-to-date credit conditions were satisfied. The Company intends to apply these credits to reduce its income tax liability and monetize any remaining credits through sales to third parties.

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

11. Business Acquisition

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
The Andersons, Inc. | Q3 2025 Form 10-Q | 20

The purchase price allocation was finalized in the second quarter of 2025. The summarized purchase price allocation is as follows:

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

If the Skyland acquisition was effective January 1, 2024, the Company's pro forma net sales and net income for the nine months ended September 30, 2024 were $8,674.2 million and $113.2 million, respectively. Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a blended federal, state, and local tax rate of 25%. Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

The Andersons, Inc. | Q3 2025 Form 10-Q | 21

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

Critical Accounting Policies and Estimates

The critical accounting policies and critical accounting estimates, as described in the 2024 Form 10-K, have not materially changed through the third quarter of 2025.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity exceeding the Company’s market capitalization during the quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the share price is not an accurate reflection of its current value as conditions in both agriculture and renewables spaces remain stable with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of September 30, 2025.

Agribusiness

The Agribusiness segment’s third quarter operating results fell behind the prior year. Trade policy uncertainty, along with ongoing low prices and volatility, led to reduced gross profit in our grain assets and merchandising businesses (excluding Skyland). Lower margins across our assets and merchandising footprint and lower put through volumes at our assets contributed to this decline compared to the third quarter of 2024. Wheat harvest was completed during the quarter with higher-than-expected volumes, allowing our elevators in both the eastern and western grain belts to accumulate bushels at favorable basis values.

The Andersons, Inc. | Q3 2025 Form 10-Q | 22

Fall harvest kicked off in the third quarter and is continuing to progress with yields varying across the country. With a large harvest and low market prices, feed and end-use customers continue to limit their purchasing to immediate needs. We expect elevation margins and merchandising opportunities to increase in the fourth quarter. Our balanced asset and merchandising portfolio enable opportunities in various market conditions, including this current period of higher supply with limited volatility.

The third quarter nutrient business saw increased margins and higher year-over-year volumes in this seasonally slow quarter. Fourth quarter farmer fertilizer sales and applications, weather permitting, should realize higher margins but may see reduced demand due to low grain prices.

Total Agribusiness grain storage capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 275 million and 170 million bushels at September 30, 2025 and 2024, respectively. The increase in grain storage capacity from the same period of the prior year was due to the Skyland acquisition in the fourth quarter of 2024. The storage capacity at our nutrient facilities was evenly split between dry and liquid storage with a total capacity of approximately one million tons at September 30, 2025 and 2024.

Renewables

The Renewables segment's third quarter operating results improved from the prior year as results include two months of full ownership of the ethanol plants and the recording of year-to-date 2025 45Z tax credits of $20.2 million. The ethanol plants continue to run efficiently, resulting in slightly higher year-over-year yields and gallons produced. Lower board crush, higher corn basis, and increased natural gas costs contributed to lower overall margins. Plant co-product contribution improved with higher distillers corn oil prices, partially offset by declines in values of dried distillers grain. The impact of full ownership of the plants added pretax earnings of approximately $12 million, or $0.28 per share, to the quarter's results.

Strong ethanol demand, including exports, and an expected reduction in corn costs post-harvest should provide support for ethanol values. Under current law, 45Z tax credits remain in effect through 2029, providing continued policy support for renewable fuels and future growth opportunities at our plants. One such opportunity is at our Clymers, Indiana, facility, where a Class VI well permit for our completed test well is currently progressing through the EPA’s approval process. Once approved, this facility will be eligible to sequester carbon on-site, decreasing our carbon intensity score even further.

Ethanol and related co-products volumes sold were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Ethanol (gallons)	182,469	212,336	620,711	585,213
E-85 (gallons)	12,682	12,142	32,692	37,927
Renewable feedstocks (pounds) (a)	348,252	415,505	1,047,043	1,191,077
DDG (tons) (b)	490	636	1,628	1,737
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

The Andersons, Inc. | Q3 2025 Form 10-Q | 23

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 8, Segment Information.

Comparison of the three months ended September 30, 2025, with the three months ended September 30, 2024, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,988,907	$688,805	$—	$2,677,712
Cost of sales and merchandising revenues	1,861,997	644,843	—	2,506,840
Gross profit	126,910	43,962	—	170,872
Operating, administrative and general expenses	135,891	16,454	20,209	172,554
Interest expense (income), net	9,111	1,678	(311)	10,478
Other income, net	19,558	17,657	788	38,003
Income (loss) before income taxes	$1,466	$43,487	$(19,110)	$25,843
(Loss) income before income taxes attributable to the noncontrolling interests	(582)	6,515	—	5,933
Non-GAAP Income (loss) before income taxes attributable to the Company	$2,048	$36,972	$(19,110)	$19,910

	Three months ended September 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,876,042	$744,946	$—	$2,620,988
Cost of sales and merchandising revenues	1,756,697	687,166	—	2,443,863
Gross profit	119,345	57,780	—	177,125
Operating, administrative and general expenses	100,360	8,895	11,239	120,494
Interest expense (income), net	8,251	705	(595)	8,361
Other income, net	12,032	1,771	119	13,922
Income (loss) before income taxes	$22,766	$49,951	$(10,525)	$62,192
Income before income taxes attributable to the noncontrolling interests	—	24,096	—	24,096
Non-GAAP Income (loss) before income taxes attributable to the Company	$22,766	$25,855	$(10,525)	$38,096

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

The Andersons, Inc. | Q3 2025 Form 10-Q | 24

Agribusiness

Operating results for the Agribusiness segment declined from the same period of the prior year. Sales and merchandising revenues increased by $112.9 million and cost of sales and merchandising revenues increased by $105.3 million resulting in increased gross profit of $7.6 million. The majority of the increase in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to the acquisition of Skyland which added $101.9 million of sales and merchandising revenues and $82.6 million of cost of sales and merchandising revenues. The $7.6 million increase in gross profit can be attributed to $19.3 million of additional gross profit from the Skyland acquisition, which was partially offset by reduced results from our legacy asset and merchandising businesses from limited trade flows due to a surplus of grain supplies and weak customer demand.

Operating, administrative and general expenses increased by $35.5 million, primarily driven by $30.8 million of costs associated with the newly acquired Skyland business.

Other income, net increased by $7.5 million as a result of an additional $7.2 million of property insurance recoveries in the current year.

Renewables

Operating results for the Renewables segment increased by $11.1 million compared to the same period last year after purchasing the remaining noncontrolling interest in TAMH. Sales and merchandising revenues declined by $56.1 million, while related cost of sales and merchandising revenues decreased by $42.3 million, resulting in a $13.8 million reduction in gross profit year-over-year. The decreases in both sales and merchandising revenues and cost of sales and merchandising revenues were primarily driven by lower volumes of third-party ethanol gallons and renewable feedstocks, while prices remained consistent with the prior year. The $13.8 million decline to gross profit in the current period was largely attributable to a $21.4 million decrease at the ethanol plants which was partially offset by increased third party trading results of $7.4 million. Despite operating efficiently with improved yields and higher production, the plants were unable to offset market pressures stemming from elevated input costs and depressed feed product values in the current year.

Operating, administrative and general expenses increased by $7.6 million, primarily due to $5.9 million in costs associated with the acquisition of the remaining equity interests in TAMH.

Other income, net increased by $15.9 million compared to the prior year, primarily due to $20.2 million of clean fuel production credits recognized in 2025.

Other

Results declined by $8.6 million, primarily due to a $6.8 million increase in incentive costs driven by improved Renewables performance, along with a $1.4 million pension plan settlement charge.

Income Taxes

For the three months ended September 30, 2025, the Company recorded an income tax benefit of $0.2 million. The Company's effective tax rate was (0.9)% on income before taxes of $25.8 million. The difference between the (0.9)% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits, offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

For the three months ended September 30, 2024, the Company recorded income tax expense of $10.7 million. The Company's effective tax rate was 17.3% on income of $62.2 million. The difference between the 17.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% was primarily attributable to the tax impact of noncontrolling interest and federal tax credits, offset by state and local income taxes, tax impacts of foreign operations, nondeductible compensation, and changes in other discrete tax adjustments.
The Andersons, Inc. | Q3 2025 Form 10-Q | 25

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 8, Segment Information.

Comparison of the nine months ended September 30, 2025, with the nine months ended September 30, 2024, including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$6,397,021	$2,075,658	$—	$8,472,679
Cost of sales and merchandising revenues	6,019,451	1,971,068	—	7,990,519
Gross profit	377,570	104,590	—	482,160
Operating, administrative and general expenses	374,392	35,188	43,317	452,897
Interest expense (income), net	33,268	3,101	(1,300)	35,069
Other income (loss), net	40,779	19,491	(573)	59,697
Income (loss) before income taxes	$10,689	$85,792	$(42,590)	$53,891
(Loss) income before income taxes attributable to the noncontrolling interests	(3,933)	23,863	—	19,930
Non-GAAP Income (loss) before income taxes attributable to the Company	$14,622	$61,929	$(42,590)	$33,961

	Nine months ended September 30, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$6,046,832	$2,087,578	$—	$8,134,410
Cost of sales and merchandising revenues	5,699,925	1,953,669	—	7,653,594
Gross profit	346,907	133,909	—	480,816
Operating, administrative and general expenses	295,187	25,718	35,561	356,466
Interest expense (income), net	20,980	2,158	(1,644)	21,494
Other income (loss), net	23,146	7,707	(202)	30,651
Income (loss) before income taxes	$53,886	$113,740	$(34,119)	$133,507
Income before income taxes attributable to the noncontrolling interest	—	47,674	—	47,674
Non-GAAP Income (loss) before income taxes attributable to the Company	$53,886	$66,066	$(34,119)	$85,833

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
The Andersons, Inc. | Q3 2025 Form 10-Q | 26

Agribusiness

Operating results for the Agribusiness segment decreased by $39.3 million from the prior year. Sales and merchandising revenues increased by $350.2 million, and cost of sales and merchandising revenues increased by $319.5 million for an increased gross profit impact of $30.7 million. The increase in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to the acquisition of Skyland which added $478.6 million of sales and merchandising revenues and $424.1 million of cost of sales and merchandising revenues. The increase in sales and merchandising revenues and cost of sales and merchandising revenues from the Skyland acquisition was partially offset by reduced commodity prices. Gross profit increased by $30.7 million from the prior year with $54.4 million of the increase as a result of the Skyland acquisition, which was partially offset by reduced results from our legacy asset and merchandising businesses from limited trade flows due to a surplus of grain supplies and weak customer demand.

Operating, administrative, and general expenses increased by $79.2 million compared to the prior year, with substantially all of the increase related to the acquired Skyland business.

Interest expense increased by $12.3 million, substantially all of the increase was due to increased borrowings related to the acquired Skyland business.

Other income, net increased by $17.6 million, primarily driven by $19.3 million of additional property insurance recoveries.

Renewables

Operating results for Renewables decreased by $4.1 million from the same period of the prior year. Sales and merchandising revenues and cost of sales and merchandising revenues were in line with the prior year. Gross profit decreased by $29.3 million, primarily due to a $33.1 million decline at the ethanol plants. Although the plants operated efficiently with improved yields and higher production, they were unable to overcome market pressures stemming from elevated input costs in the current year.

Operating, administrative and general expenses increased by $9.5 million, primarily due to $5.9 million in costs associated with the acquisition of the remaining equity interests in TAMH, as well as a $3.3 million impairment charge related to equipment used in corn oil refinement.

Other income, net increased by $11.8 million compared to the prior year, primarily driven by the recognition of $20.2 million of clean fuel production credits in the current year. This increase was partially offset by a $2.5 million decline in interest income and the absence of a $3.1 million gain recorded in the prior year related to the deconsolidation of the ELEMENT ethanol plant.

Other

Results declined by $8.5 million, primarily due to a $6.8 million increase in incentive costs driven by improved Renewables performance, along with a $1.4 million pension plan settlement charge.

Income Taxes

For the nine months ended September 30, 2025, the Company recorded income tax expense of $5.7 million. The Company's effective tax rate was 10.5% on income before taxes of $53.9 million. The difference between the 10.5% effective tax rate and the U.S. federal statutory rate is primarily attributable to the tax impact of noncontrolling interest, nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits, offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

For the nine months ended September 30, 2024, the Company recorded income tax expense of $16.9 million. The Company’s effective tax rate was 12.7% on income before income taxes of $133.5 million. The difference between the 12.7% effective tax rate and the U.S. federal statutory rate of 21.0% was primarily attributable to the tax impact of noncontrolling interest, federal tax credits, stock-based compensation, and the reversal of certain unrecognized tax benefits, offset by state and local income taxes, tax impacts of foreign operations, and nondeductible compensation.

The Company’s subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2022. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of zero to $2.8 million.
The Andersons, Inc. | Q3 2025 Form 10-Q | 27

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

On July 4, 2025, the United States passed the OBBBA, which modified the existing international tax framework and permanently extended select provisions of the Tax Cuts and Jobs Act. This legislation is not expected to materially affect the Company's effective tax rate for 2025 or 2026, with the exception of clean fuel production credits. Changes in the calculation of the carbon intensity score may significantly affect credits, recorded as Other income, resulting in a favorable impact on the effective tax rate through 2029.

Liquidity and Capital Resources

Working Capital
At September 30, 2025, the Company had working capital of $630.7 million, a decrease of $522.5 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	September 30, 2025	September 30, 2024	Variance
Current Assets:
Cash and cash equivalents	$81,630	$454,065	$(372,435)
Accounts receivable, net	715,761	756,618	(40,857)
Inventories	899,278	884,339	14,939
Commodity derivative assets – current	154,449	122,326	32,123
Other current assets	110,045	113,726	(3,681)
Total current assets	1,961,163	2,331,074	(369,911)
Current Liabilities:
Short-term debt	141,356	14,716	126,640
Trade and other payables	782,683	774,347	8,336
Customer prepayments and deferred revenue	71,989	67,899	4,090
Commodity derivative liabilities – current	68,618	85,640	(17,022)
Current maturities of long-term debt	63,888	27,727	36,161
Accrued expenses and other current liabilities	201,939	207,543	(5,604)
Total current liabilities	1,330,473	1,177,872	152,601
Working Capital	$630,690	$1,153,202	$(522,512)

As of September 30, 2025, current assets decreased by $369.9 million compared to the prior year. The primary driver behind the decline was the cash used to acquire the remaining interest in TAMH. Although this transaction significantly reduced cash balances, the Skyland acquisition in the fourth quarter of prior year contributed $192.4 million in current assets, which was largely offset by the impact of lower commodity prices.

Current liabilities increased year-over-year, primarily due to the Skyland acquisition, which added $139.7 million. Additional borrowings on the Company's revolving credit facility and the reclassification of certain long-term debt to current maturities also contributed to the increase. Similar to current assets, the effect of lower average commodity prices partially offset these increases.

The Andersons, Inc. | Q3 2025 Form 10-Q | 28

Sources and Uses of Cash

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$183,183	$62,695
Net cash used in investing activities	(127,300)	(90,592)
Net cash used in financing activities	(537,977)	(162,595)

Operating Activities
Operating activities generated $183.2 million of cash during the first nine months of 2025, compared to $62.7 million in the same period of 2024. The $120.5 million year-over-year increase was primarily attributable to a $175.5 million favorable shift in operating assets and liabilities through normal business operations, partially offset by a $68.4 million decline in earnings as the Company continues to face challenging market conditions.

Investing Activities
Investing activities used $127.3 million of cash during the first nine months of 2025, up from $90.6 million in the prior year. The $36.7 million increase was primarily driven by $69.0 million in higher capital expenditures to support previously announced growth initiatives. This was partially offset by an additional $17.0 million of insurance proceeds received in the current year and the impact of a business acquisition that occurred in the prior year. Management anticipates total investments in property, plant, and equipment for 2025 to be approximately $200 million.

Financing Activities
Cash used in financing activities totaled $538.0 million for the nine months ended September 30, 2025, compared to $162.6 million for the same period in 2024. The $375.4 million year-over-year increase was primarily driven by the $425.0 million cash outlay to purchase the remaining noncontrolling interest in TAMH. This was partially offset by a $53.7 million reduction in distributions to a noncontrolling interest during the current year.

The Company paid $19.9 million in dividends in the first nine months of 2025 compared to $19.5 million paid in the prior period. The Company paid dividends of $0.195 and $0.19 per common share in January, April, and July of 2025 and 2024, respectively. On August 21, 2025, the Company declared a cash dividend of $0.195 per common share payable on October 22, 2025, to shareholders of record on October 1, 2025.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $2,052.4 million in borrowing capacity. As of September 30, 2025, the Company had $1,908.5 million available for borrowing.

Certain long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of September 30, 2025. In addition, certain long-term borrowings are collateralized by mortgages on various facilities.

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
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness. At September 30, 2025, the Company had standby letters of credit outstanding of $2.8 million.
The Andersons, Inc. | Q3 2025 Form 10-Q | 29

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2025, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q3 2025 Form 10-Q | 30

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Refer to Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 9, “Commitments and Contingencies,” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2025	1,327	$37.43	—	$96,521,201
August 2025	344,220	38.02	344,066	83,440,927
September 2025	29,696	37.96	29,078	82,339,037
Total	375,243	$38.01	373,144	$82,339,037
(a) During the three months ended September 30, 2025, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of September 30, 2025, approximately $17.7 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended September 30, 2025, two of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

On August 14, 2025, Anne Rex, Senior Vice President, entered into a Rule 105b-1 plan to sell up to 3,000 shares of the Company's common stock, based on certain price parameters, from November 12, 2025 to December 31, 2026.

On September 2, 2025, Brian Walz, Treasurer, entered into a Rule 105b-1 plan to sell up to 9,175 shares of the Company's common stock, based on certain price parameters, from December 1, 2025 to November 30, 2026.

The Andersons, Inc. | Q3 2025 Form 10-Q | 31

Item 6. Exhibits

Exhibit Number	Description

10.1	Unit Purchase Agreement

10.2*	Third Amended and Restated Loan Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q3 2025 Form 10-Q | 32

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: November 5, 2025	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: November 5, 2025	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q3 2025 Form 10-Q | 33