Form 10-K
period 2025-12-31
Andersons, Inc.
filed 2026-02-18
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $1,205.3 million as of June 30, 2025, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market. The registrant had 33,880,130 common shares outstanding, no par value, at February 6, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2026, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year to which this report relates.

THE ANDERSONS, INC.

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to future events or future financial performance that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). These forward-looking statements generally are identified by terminology such as “may”, “anticipates”, “believes”, “estimates”, “predicts”, and the negative of these terms or other comparable terminology and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A of this Form 10-K). These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The Andersons, Inc. | 2025 Form 10-K | 1

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a leading, nimble North American agriculture and renewable fuels company. Founded in Maumee, Ohio in 1947, the Company is a significant player in the North American agricultural and renewable fuels supply chains.

Segment Descriptions

The Company's operations are classified into two reportable business segments: Agribusiness and Renewables. Both of these segments are organized based upon the nature of products and services offered and aligns with the management structure. See Note 10 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Agribusiness

The Agribusiness segment is a diversified business focusing on capturing profits through relationships with agricultural producers and end users as both a supplier and customer. This includes merchandising and managing logistics across a wide range of commodities as well as being a manufacturer, distributor, and retailer of agricultural and related plant nutrients. The segment specializes in the movement of physical commodities such as: whole grains, grain products, feed ingredients and domestic fuel products among other agricultural commodities. The Company has a broad geographic footprint with a diversified portfolio of physical commodities, although the principal commodities sold by the Company are corn, wheat and soybeans. Exported commodity sales are made both through intermediaries and direct shipments to foreign countries.
We also handle bulk agricultural fertilizers, produce specialized high-value nutrient products, and service a variety of industrial and consumer markets with related products.

In support of our commodity handling activities, Agribusiness also operates grain elevators across the United States and Canada where income is earned on commodities bought and sold through the elevator, commodities that are purchased and conditioned for resale, and commodities that are held in inventory until a future period, earning an elevation margin. Elevation margins consist of appreciation in the basis value of commodities held, which represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between different futures exchange contract months (“spread”); and commodities stored for others upon which storage fees are earned. The segment's asset-based grain handling business is seasonal in nature in that the largest portion of the principal grains are harvested and delivered from the farm and commercial elevators typically in July for wheat and September through November for corn and soybeans; however, depending on market conditions a significant portion of the principal grains may also be bought, sold and handled throughout the year.

Fixed price purchase and sale commitments as well as commodities held in inventory, expose the Company to risks related to adverse changes in market prices. Grain prices are typically comprised of two components, futures prices on regulated commodity exchanges and local basis adjustments. The Company manages the futures price risk by entering into exchange-traded futures and option contracts with regulated commodity exchanges. These regulated commodity exchanges maintain futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand. The business also offers a number of unique grain marketing, risk management and origination services to its customers and ethanol plants within the Renewables segment for which it collects fees.

The Company competes in the sale of commodities and nutrient inputs with other public and private grain brokers, farm retailers, elevator operators and farmer owned cooperatives. Some of the Company's competitors are also its customers. Competition is based primarily on price, service and reliability. For agricultural commodities, the Company often buys in smaller lots, so its competition for the purchase of commodities is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Significant portions of grain bushels purchased and sold are made using forward contracts. For many of our crop inputs, particularly fertilizer, we procure large volumes from a small number of suppliers and our purchasing power is important in our ability to deliver value to our customers. Sales of agricultural nutrients and turf related products are heaviest in the spring and fall.

The Andersons, Inc. | 2025 Form 10-K | 2

Renewables

The Renewables segment produces, purchases and sells ethanol and co-products. With its four ethanol plants, the segment demonstrates an expertise in ethanol plant management, logistics and commercialization of ethanol and co-products with a focus on leading the industry in margins per bushel. The segment also operates a merchandising and trade portfolio of ethanol, ethanol co-products and other biofuels, such as renewable feedstocks.

On July 31, 2025, the Company acquired the remaining 49.9% ownership interest in The Andersons Marathon Holdings LLC ("TAMH"). Upon completion of the transaction, TAMH was renamed The Andersons Renewables, LLC. The Andersons Renewables, LLC is comprised of four ethanol plants located in Iowa, Indiana, Michigan, and Ohio. These plants have a combined nameplate capacity of 405 million gallons but have a history of outperforming the nameplate capacity.

During the year ended December 31, 2023, the Company also owned 51% of ELEMENT, LLC ("ELEMENT") and ICM, Inc. ("ICM") owned the remaining 49% interest. ELEMENT was comprised of a 70 million-gallon-per-year bio-refinery in Kansas. ELEMENT was concluded to be a variable interest entity ("VIE") and had been consolidated within the Company's Consolidated Financial Statements. On April 18, 2023, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment. Substantially all of the ELEMENT's assets were sold on January 31, 2024, see Note 17 of the Consolidated Financial Statements for more information.

Other

The Company's “Other” activities include corporate income, a small corporate venture fund and the cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

Human Capital Resources and Management

As of December 31, 2025, the Company had a total of 2,137 employees across its Agribusiness and Renewables segments and Enterprise Service functions. This total was comprised of 898 salary, 1,130 hourly and 109 seasonal employees who conducted work at approximately 180 locations across the United States, Canada, United Kingdom, Switzerland, Mexico, Romania and Singapore. Sixty-three of the Company’s locations included less than 10 employees.

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
The Andersons, Inc. | 2025 Form 10-K | 3

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
•Community Involvement: The Company, as expressed in its Statement of Principles, believes strongly in sharing its time, talent and financial resources to help improve and sustain the quality of life in its communities. It has contributed a portion of its operating income to community organizations every year since its founding in 1947. The Company also encourages employees to share their time and gifts through volunteerism, participation in its annual workplace giving campaign and gift match program.

Government Regulation

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state, foreign and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2025. In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters.

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

The Andersons, Inc. | 2025 Form 10-K | 4

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

Our Agribusiness and Renewables businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the commodity business in rapidly rising markets. In our Agribusiness segment, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased inventory and raw material costs would decrease our profit margins and adversely affect our results of operations.

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

The Andersons, Inc. | 2025 Form 10-K | 5

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

Potash, phosphate and nitrogen - Raw materials used by nutrient business within the Agribusiness segment include potash, phosphate and nitrogen, for which prices can be volatile and are driven by global and local supply and demand factors. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower of cost or net realizable value adjustments to inventories.

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
The Andersons, Inc. | 2025 Form 10-K | 6

In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities which could significantly increase the cost of those operations.

International trade disputes can adversely affect agricultural commodity and nutrient trade flows by limiting or disrupting trade between countries or regions. Trade disputes can lead to the implementing of tariffs on commodities in which we merchandise or otherwise use in our operations. This can lead to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the Company's geographic footprint, which would present challenges and uncertainties for our business. Under the current U.S. administration, there has been a heightened risk of new or increased tariffs and trade disputes and there is currently significant uncertainty about the extent of increased tariffs and their enforceability and how they may impact our business and industry. The imposition of new tariffs or uncertainty around future tariff levels can cause significant fluctuations in the futures and basis levels of agricultural commodities and/or increased raw material costs in our nutrients business, impacting our earnings. We cannot predict the effects that future trade policy or the terms of any negotiated trade agreements and their impact on our business.

In our Agribusiness and Renewables businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the commodities we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include the Inflation Reduction Act, tariffs, taxes, duties, subsidies, import and export restrictions, outright embargoes, Low Carbon Fuel Standard programs, and price controls on agricultural commodities. Because a portion of our commodity sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.

Our Agribusiness segment also manufactures certain agricultural nutrients and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the EPA and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and have an adverse impact on the Company's financial results.

The Company is subject to uncertainty regarding eligibility and monetization of Section 45Z Tax Credits

Section 45Z of the Internal Revenue Code provides a per‑gallon tax credit for domestically produced transportation fuels, including ethanol, based on the carbon intensity of the fuel produced and sold. The credit applies to qualifying fuel produced after December 31, 2024, and sold through December 31, 2029. Treasury and the IRS have issued proposed regulations and other guidance interpreting statutory requirements for determining eligibility and credit amounts and IRS registration (generally through Form 637) at the time of production, with IRS guidance indicating a signed registration letter dated on or before January 1, 2025 is required to claim the credit for production beginning January 1, 2025. Our ability to qualify depends on consistently achieving certain lifecycle emissions and meeting prevailing wage and apprenticeship standards needed to receive the enhanced rate; otherwise, the credit amount is reduced to one‑fifth of the higher value. Changes to lifecycle modeling assumptions and/or emissions tables could reduce or eliminate the benefits we expect.

Even if we generate eligible credits, the economic value we ultimately realize remains uncertain. Section 45Z tax credits are transferable, but the transfer market is still developing, typically resulting in discounts to face value, and may require buyer diligence and insurance protections that could affect pricing and liquidity. Further, Section 45Z imposes extensive substantiation, certification, and recordkeeping requirements, and evolving IRS and Treasury guidance such as revisions to 45ZCF‑GREET, emissions tables, or qualified‑sale rules, may alter eligibility or reduce credit amounts. If we are unable to meet lifecycle emissions thresholds, prevailing wage or apprenticeship requirements or changing regulatory standards, we may be unable to qualify for or monetize Section 45Z tax credits in the amounts anticipated, which could adversely affect our results of operations and cash flows.

The Andersons, Inc. | 2025 Form 10-K | 7

We are required to carry significant amounts of inventory across all our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and have an adverse impact on the Company's financial results.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within both Agribusiness and Renewables, there is the risk that the quality of our inventory could deteriorate due to damage, moisture, insects, disease, or foreign material. If the quality of our inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. Planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Any of these factors could render some of our inventory obsolete or reduce its value.

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

The markets for our products in both of our business segments are highly competitive. While we have substantial operations in certain regions where we operate, some of our competitors are significantly larger, compete in wider markets, have greater purchasing power, and have considerably larger financial resources. We also may enter into new markets where our brand is not recognized and in which we do not have an established customer base. Competitive pressures in all of our businesses could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.

Our Agribusiness and Renewables businesses use derivative contracts to reduce the impact of volatility in the commodity markets. Non-performance by the counterparties to those contracts could adversely affect our future results of operations and financial position.

A significant number of purchases and sales within the Agribusiness and Renewables segments are made through forward contracting, much of which includes a natural back-to-back hedging relationship. In addition, the Company uses exchange traded and, to a lesser degree, over-the-counter contracts to further reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counterparty of one or more of our derivative contracts to not perform on its obligation.

We face exposure to country risk in countries that face financial, political, and economic unrest through unsecured credit, inventory, forward contract risk or payment origination that could adversely affect our future results of operations, financial position, and cash flows.

With our international merchandising business we have additional country risk through trade flows around the globe with direct exposure to the counterparty, via contract mark-to-market exposure, unsecured accounts receivable or inventory in the country. In certain areas in which we trade (both origination and destination), country risk may be more prevalent given the country’s political and/or economic situations. With the purchases and sales of grain in vessel sized quantities within the international merchandising business increases the size and potential severity of our country risk. Additionally, there could be a rapid increase in interest rates making it difficult for our counterparties to access U.S. dollars to allow us to collect on accounts receivable timely. We have engaged third parties to provide assessments of country risk and business ratings driven by economic indicators. We also have established counterparty credit limits and various monitoring agreements. Additionally, we have a diverse customer base and have the ability to divert cargo in transit to another counterparty, country, or region to limit the exposure of a material financial loss.

The Andersons, Inc. | 2025 Form 10-K | 8

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

The Company has several aging assets that require continual maintenance to remain reliable and safe to operate. Mitigating asset structural integrity risk is critical to avoid property damage claims, business interruptions, and injuries. Engineers undertake inspections of assets regularly and based on the nature of our business there are some heightened risks. For example, risk of bin failures and fires in bins are mitigated by exercising caution with moving grain and controlling temperatures, respectively. We also have an increased focus on safety and training employees to be able to identify potential safety and asset integrity issues. We also are undergoing capital spending allocations to ensure that proper maintenance can occur timely. To help mitigate losses in the event of a claim, we are insured under several policies, including but not limited to inventory, property, liability and business interruption coverage. However, these policies are subject to deductibles and certain limits. Although we believe we have appropriate levels of insurance to cover material losses, if we continue to experience insurable claims, our annual insurance premiums could increase, and some insurance carriers may cease to cover us. Obtaining adequate insurance at that point could have additional costs and lesser coverage. Then, the occurrence of a claim, could have a material adverse effect on our reputation, financial condition and results of operations.

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. While the Company continues to expand its geographic footprint, a significant portion of the Company's assets are still exposed to conditions in the Eastern Grain Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Agribusiness and Renewables businesses. Higher basis levels or adverse crop conditions in the Eastern Grain Belt can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

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

The Andersons, Inc. | 2025 Form 10-K | 9

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

The Andersons, Inc. | 2025 Form 10-K | 10

Compliance with evolving regulations regarding disclosure of emissions and metrics and/or climate change may impact our reputation, increase our operating costs, and reduce the value of our assets and products.

As an agricultural company, we assess the potential impacts of our business by environmental risks including climate change, greenhouse gas emissions and other environmental issues. The Company, through our Enterprise Risk Management ("ERM") program and other efforts, is actively focused on implementing responsible practices to reduce environmental risks while complying with evolving laws and regulations. We have participated with customers in sustainable sourcing pilot projects which provides farming operations greater visibility into their sustainability activities. If we are unable to properly assess these risks and meet our appropriate disclosure requirements, or if our efforts are considered to be inadequate, then stakeholders, the industry, and investors might perceive that we are not responding appropriately and responsibly. As a result, investors may reconsider their capital investments, and our reputation could be diminished leading to customers and suppliers choosing to refrain from engaging in business with us.

The Company faces transition risks and physical risks related to climate change and electrification.

With the increased regulations and opportunity of electric vehicles comes the transitional risk that biofuels are in lower demand due to environmental concerns with climate change and changing consumer behavior. While biofuels also have less carbon emissions than regular gasoline, electric vehicles have the lowest emissions. A decrease in demand for biofuels as a result of regulatory or market changes would result in ethanol plants being underutilized and would adversely impact the results of our Renewables segment.

In addition, a decrease in corn demand for ethanol production could also impact our Agribusiness segment if it resulted in a greater supply of corn for human and livestock consumption, driving down food costs and potentially overall grain prices. From a physical risk standpoint, there is increased land acreage that was historically used for growing corn that is being left unplanted as there is belief that the empty farmland is aiding in absorbing carbon dioxide. This would result in decreased agriculture productivity, reducing the amount of fertilizers needed and grains harvested. There are many assumptions both domestically and internationally driving the impact of supply and demand for corn, soybeans and other grains so it is too early to quantify the transition and physical risks involved with the gradual shift to electrification and the environmental regulatory changes. Although we believe that many regions both domestically and internationally will still rely on biofuels as they are slower to make changes and might not have immediate resources to do so, we cannot be certain about the pace and nature of changes in the industry and how it will impact demand for our products. These environmental changes could be costly and adversely affect our facilities, financial position and results of operations. While our Company believes that we are strategically positioned so that we can assess our role in actively reducing environmental risks while remaining focused on being a leader in the merchandising of grains and other co-products domestically and internationally, it is not possible to predict exactly how a changing climate will impact our business. If our strategies prove ineffective, our business could be adversely affected.

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

The Andersons, Inc. | 2025 Form 10-K | 11

We are in the process of reviewing our systems roadmap, to help standardize processes and support growth initiatives. This will result in system implementations as part of our ongoing information technology transformation strategy, and we plan to implement these systems throughout relevant parts of our business. If we do not allocate and effectively manage the resources necessary to explore, build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and remain aligned with the changing needs of our business. In addition, failure to deliver the applications on time or anticipate the necessary readiness and training needs could lead to business disruption, and loss of customers and employees. In connection with potential implementations and resulting business process changes, we will continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over financial reporting.

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

Additionally, outside parties may attempt to destroy critical information, or fraudulently induce employees, third-party service providers, or users to disclose sensitive information to gain access to our data or our users' data. Notwithstanding the attention the Company pays to cybersecurity risks and the processes and controls implemented, the Company may not be successful in preventing or mitigating a cybersecurity incident. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities from time to time. Cybersecurity risks rapidly evolve and are complex, so the Company must continually adapt and enhance processes and controls. As the Company does this, management must make judgments about where to invest resources to protect the Company and our assets most effectively. These are inherently challenging processes, and management can provide no assurance that the processes and controls implemented will be effective or that we will be able to prevent, repel or mitigate the effects of such an attack by outside parties. The Company also relies on third parties to maintain and process certain information which could be subject to breach or unauthorized access to Company or employee information. We must rely on these entities for adequately detecting and reporting cyber incidents, in which delays could disrupt our operations or potentially affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner. Any such incident to the Company or a third party could result in an inability to perform critical functions, significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our services that could potentially have an adverse effect on our business.

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
The Andersons, Inc. | 2025 Form 10-K | 12

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
The Andersons, Inc. | 2025 Form 10-K | 13

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

The underlying controls of the Company’s cybersecurity program are designed to be aligned with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) standards for cybersecurity and information technology. The controls in the Company’s cybersecurity program include but are not limited to, endpoint threat detection and response, identity and access management, logging and monitoring, multi-factor authentication, firewalls and intrusion detection and prevention, vulnerability, and patch management. Management regularly assesses the Company’s cybersecurity capabilities and has implemented policies, processes, and technology that it considers appropriate to reduce the likelihood or impact of a breach. The Company maintains an incident response plan that is tested through tabletop exercises throughout the year.

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

The Company’s Senior Director of Cyber Security and Enterprise Operations ("CISO"), reporting to the Chief Information Officer ("CIO"), is the leader of the Company’s cybersecurity team. The CISO is responsible for assessing and managing the Company’s cybersecurity program, informs the CIO and other senior management as appropriate regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our CISO and CIO have decades of collective experience managing information technology and cybersecurity functions, both at the Company and in prior positions at large, Fortune 500 global businesses. Management also periodically evaluates the experience of the Company’s entire cybersecurity team to ensure adequate coverage across all eight key knowledge domains identified by the Certified Information Systems Security Professional ("CISSP") certification.

Employees outside of the cybersecurity team also have a role in our cybersecurity defenses and they are engaged in a culture supportive of security protocols, which management believes improves the Company’s cybersecurity. All employees are required to complete cybersecurity trainings annually and have access to more frequent cybersecurity trainings through online trainings and newsletters. The internal business owners of hosted applications are required to document user access reviews at least annually and receive a System and Organization Controls ("SOC") 1 or SOC 2 report from the vendor. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, management will take additional steps to assess the vendor’s cybersecurity preparedness.

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
The Andersons, Inc. | 2025 Form 10-K | 14

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

Item 2. Properties

The Company's principal agriculture and other properties as of December 31, 2025 are described below. The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

	Agribusiness			Renewables
(in thousands)	Grain Storage	Dry Fertilizer Storage	Liquid Fertilizer Storage	Nameplate Capacity
Location	(bushels)	(tons)	(tons)	(gallons)
Canada	21,166	—	—	—
Idaho	16,837	—	—	—
Indiana	16,800	134	135	110,000
Iowa	—	68	—	55,000
Kansas	74,178	11	23	—
Louisiana	23,276	—	—	—
Michigan	27,209	47	75	130,000
Nebraska	12,416	40	—	—
Ohio	38,578	78	152	110,000
Texas	23,901	16	3	—
Wisconsin	—	80	25	—
Other	16,424	65	56	—
	270,785	539	469	405,000

The Agribusiness grain storage facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 73% of the total grain storage capacity noted above, which includes temporary pile storage, is owned, while the remaining capacity is leased from third parties.

The Agribusiness dry and liquid fertilizer properties consist mainly of fertilizer warehouse and formulation packaging facilities for dry and liquid fertilizers. The Company owns substantially all of these facilities noted above.
The Andersons, Inc. | 2025 Form 10-K | 15

The Renewables properties consist of four ethanol plants which include grain storage tanks with a storage capacity of 14 million bushels that are predominantly used for the storage of corn as a raw material for the ethanol production process. The combined nameplate capacity of the plants is 405 million gallons, yet actual production is consistently well in excess of this amount.

Item 3. Legal Proceedings

The Company is currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counterclaims. The Company accrues liabilities in which litigation losses are deemed probable and estimable. The Company believes it is unlikely that the results of its current legal proceedings, other than those disclosed in Note 12 of the Consolidated Financial Statements in Item 8, even if unfavorable, will result in material liabilities beyond what it currently has accrued. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety

Not applicable.

The Andersons, Inc. | 2025 Form 10-K | 16

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE”.

Shareholders

At February 6, 2026, there were 390 shareholders of record and approximately 30,209 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since its first year of trading in 1996. While the Company's intends to continue to pay a comparable quarterly cash dividend for the foreseeable future, dividends are subject to approval from the Board of Directors. Dividends paid from January 2024 to January 2026 are as follows:

Payment Date	Amount
January 22, 2024	$0.190
April 22, 2024	$0.190
July 22, 2024	$0.190
October 22, 2024	$0.190
January 23, 2025	$0.195
April 22, 2025	$0.195
July 22, 2025	$0.195
October 22, 2025	$0.195
January 23, 2026	$0.200

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2025	—	$—	—	$82,339,037
November 2025	666	49.84	—	82,339,037
December 2025	—	—	—	82,339,037
Total	666	$49.84	—	$82,339,037
(1) During the three months ended December 31, 2025, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations along with common stock repurchased as a part of the Company's Repurchase Plan.
(2) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company's common stock (the "Repurchase Plan") on or before August 15, 2027. As of December 31, 2025, approximately $17.7 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. No shares were repurchased under the Repurchase Plan during the fourth quarter of 2025.

The Andersons, Inc. | 2025 Form 10-K | 17

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

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2020, and also assumes investments of $100 in the Russell 3000 Index and Peer Group Index, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

Comparison of 5 Year Cumulative Total Return
300
200
100
0
2020
2021
2022
2023
2024
2025
The Andersons, Inc.
Russell 3000 Index
Peer Group

	Base Period	Cumulative Returns
	2020	2021	2022	2023	2024	2025
The Andersons, Inc.	$100.00	$161.53	$148.95	$248.70	$177.05	$236.83
Russell 3000 Index	$100.00	$125.66	$101.53	$127.88	$158.32	$185.47
Peer Group Index	$100.00	$148.05	$168.13	$140.04	$105.51	$130.48
The Andersons, Inc. | 2025 Form 10-K | 18

Item 6.

Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025.

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

Agribusiness

The Agribusiness segment's operating results declined from the prior year as the segment faced difficult market conditions, including an oversupplied market, low commodity prices, and muted volatility through much of the year. These conditions kept commercial activity more short-term in nature, creating margin pressure in our merchandising business. We saw improvement through the record fall corn harvest, as our western footprint was able to accumulate good volumes at favorable values. In addition, our eastern footprint was able to recognize good elevation margins on corn from strong export and ethanol demand in the last part of the year. The premium ingredient business continued its steady performance, leveraging recent investments into this space. The fertilizer business benefited a large spring application season with the highest corn plantings in recent history.

Our complementary asset footprint should provide some uplift in 2026, with more traditional basis appreciation opportunities in the west, while continued export demand would benefit elevation margins for the eastern assets. Sorghum exports remained strong into early 2026 which we expect will benefit our Skyland Grain, LLC ("Skyland") and Houston port export assets. As on-farm grain volumes come to market, merchandising opportunities may arise. Domestic premium ingredient demand is also expected to stay solid and should continue to support recent capital growth investments. Expected corn plantings are higher than historical average, which may drive demand for nitrogen products, but volumes will be dependent on farmer economics.

Total Agribusiness grain storage space capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 271 million and 291 million bushels at December 31, 2025, and 2024, respectively. The decrease in grain storage capacity from the same period of the prior year was due to a current year incident at a grain terminal in Sunray, Texas, as well as the closing of several smaller underperforming grain locations. The storage capacity at our nutrient facilities was evenly split between dry and liquid storage with a total capacity of approximately one million tons at December 31, 2025, and 2024, respectively.

The Andersons, Inc. | 2025 Form 10-K | 19

Renewables

The Renewables segment had another solid performance in 2025 led by strong operations at the Company's ethanol plants. Our plants had another outstanding production year, once again setting a record for gallons produced. Ethanol board crush improved $0.02 per gallon over 2024, which was more than offset by higher corn basis in the east and higher natural gas cost. We acquired 100% of our ethanol plants at the end of July, which generated nearly $40 million of incremental plant income before income taxes attributable to the company in the back half of the year. Finally, with our focus on running efficient ethanol plants, we were able to qualify for and realize $35 million of Section 45Z clean fuel production tax credits in 2025.

Favorable biofuels policies, continuing elevated export demand, upcoming planned industry maintenance, and the summer gasoline demand should all support ethanol fundamentals this year. Renewable feedstocks merchandising should also benefit this year with the proposed robust Renewable Volume Obligations establishing the volume of renewable fuels that must be blended into transportation fuels.

Volumes shipped were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Ethanol (gallons shipped)	789,242	793,554
E-85 (gallons shipped)	43,438	47,073
Renewable feedstocks (pounds shipped) (a)	1,446,092	1,634,213
Dried distillers grains (tons shipped) (b)	2,130	2,451
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

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 10 to the Company's Consolidated Financial Statements in Item 8.

	Year Ended December 31, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$8,260,004	$2,748,924	$—	$11,008,928
Cost of sales and merchandising revenues	7,703,097	2,592,180	—	10,295,277
Gross profit	556,907	156,744	—	713,651
Operating, administrative and general expenses	486,935	42,680	55,619	585,234
Asset impairment	14,777	3,352	—	18,129
Interest expense (income)	43,482	5,681	(2,004)	47,159
Other income (expense), net	44,874	35,071	(1,605)	78,340
Income (loss) before income taxes	56,587	140,102	(55,220)	141,469
Income (loss) before income taxes attributable to the noncontrolling interests	(275)	23,863	—	23,588
Non-GAAP Income (loss) before income taxes attributable to the Company	$56,862	$116,239	$(55,220)	$117,881

The Andersons, Inc. | 2025 Form 10-K | 20

	Year Ended December 31, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$8,456,381	$2,801,167	$—	$11,257,548
Cost of sales and merchandising revenues	7,933,389	2,630,233	—	10,563,622
Gross profit	522,992	170,934	—	693,926
Operating, administrative and general expenses	418,110	37,011	48,499	503,620
Interest expense (income)	30,911	2,828	(1,979)	31,760
Other income, net	35,185	8,665	(1,639)	42,211
Income (loss) before income taxes	109,156	139,760	(48,159)	200,757
Income before income taxes attributable to the noncontrolling interests	73	56,615	—	56,688
Non-GAAP Income (loss) before income taxes attributable to the Company	$109,083	$83,145	$(48,159)	$144,069

The Company uses Non-GAAP Income (loss) before income taxes attributable to the Company, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Management believes that Non-GAAP Income (loss) before income taxes attributable to the Company is a useful measure of the Company’s performance as it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes, the most directly comparable amount reported under GAAP, which is also presented in the table above.

Comparison of 2025 with 2024

Agribusiness

Operating results for the Agribusiness segment decreased by $52.2 million from the prior year results. Sales and merchandising revenues decreased $196.4 million and cost of sales and merchandising revenues decreased by $230.3 million resulting in a $33.9 million increase in gross profit. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to both reduced commodity prices and volumes in the Company's legacy footprint. This decrease in the legacy business was partially offset by the increase in sales and merchandising revenues and cost of sales and merchandising revenues from the full year impact of our Skyland investment, which we acquired in November 2024 and added $468.0 million and $392.0 million, respectively in 2025. Gross profit increased by $33.9 million from the prior year with $76.0 million of the increase as a result of additional Skyland gross profit, which was partially offset by reduced results from our legacy asset and merchandising businesses from limited trade flows due to a surplus of grain supplies and weak customer demand.

Operating, administrative and general expenses increased $68.8 million compared to prior year, with substantially all of the increase related to the acquired Skyland business.

Asset impairment charges of $14.8 million were related to closing several smaller underperforming grain and nutrient locations along with a facility that was damaged from a grain explosion.

Interest expense increased by $12.6 million, with substantially all of the increase due to increased borrowing related to the acquired Skyland business.

Other income, net increased by $9.7 million primarily driven by $16.8 million of additional property insurance recoveries that were partially offset by less interest income from less cash on hand.

The Andersons, Inc. | 2025 Form 10-K | 21

Renewables

Operating results for the Renewables segment were consistent with the prior year before consideration of the noncontrolling interest share. Sales and merchandising revenues, as well as the related cost of sales and merchandising revenues, remained largely in line with the prior year, with a decrease of less than 2%. The slight decline was primarily driven by lower renewable feedstock volumes, while sales prices remained consistent with the prior year. The $14.2 million decrease in gross profit was mainly attributable to an $11.1 million decrease in results of the ethanol plants. Although the plants operated efficiently with improved yields and higher production, they were unable to overcome market pressures stemming from elevated corn basis and natural gas costs in the current year.

Operating, administrative and general expenses increased by $5.7 million, primarily due to $5.9 million in costs associated with the acquisition of the remaining equity interests in TAMH in 2025.

Asset impairment charges increased by $3.4 million from the prior year due to a charge related to equipment used in corn oil refinement.

Interest expense, net increased by $2.9 million from greater borrowings due to less cash on hand as a result of the acquisition of the remaining interest in TAMH.

Other income increased by $26.4 million from prior year as the Company recognized $35.0 million of clean fuel production credits in the current year. This is partially offset by a $3.4 million decline in interest income and the absence of a $3.1 million gain recorded in the prior year related to the deconsolidation of the ELEMENT ethanol plant.

Other

Corporate expenses increased by $7.1 million and were primarily driven by increased long-term incentive costs driven by improved Renewables performance, along with a $1.4 million pension plan settlement charge.

Income Taxes

In 2025, the Company recorded income tax expense of $22.2 million. The Company's effective rate for 2025 was 15.7% on Income before income taxes of $141.5 million. The difference between the 15.7% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of noncontrolling interest, nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits, partially offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

In 2024, the Company recorded income tax expense of $30.1 million. The Company’s effective rate for 2024 was 15.0% on Income before income taxes of $200.8 million. The difference between the 15.0% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of noncontrolling interest and U.S. federal tax credits partially offset by state and local income taxes, tax impacts of foreign operations, and nondeductible compensation.

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

On July 4, 2025, the United States passed the One Big Beautiful Bill Act ("OBBBA"), which modified the existing international tax framework and permanently extended select provisions of the Tax Cuts and Jobs Act. This legislation did not materially affect the Company's effective tax rate for 2025 and is not expected to impact the Company's effective tax rate for 2026, with the exception of clean fuel production credits. The bill provides for changes in the calculation of the carbon intensity score which may significantly favorably affect credits, recorded as Other income, and extended the credits through 2029.

The Andersons, Inc. | 2025 Form 10-K | 22

Liquidity and Capital Resources

Working Capital

At December 31, 2025, the Company had working capital of $690.0 million, a decrease of $429.1 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2025	December 31, 2024	Variance
Current Assets
Cash and cash equivalents	$98,283	$561,771	$(463,488)
Accounts receivable, net	652,472	764,550	(112,078)
Inventories	1,365,121	1,286,811	78,310
Commodity derivative assets – current	135,466	148,801	(13,335)
Other current assets	125,067	88,344	36,723
Total current assets	2,376,409	2,850,277	(473,868)
Current Liabilities
Short-term debt	249,420	166,614	82,806
Trade and other payables	918,691	1,047,436	(128,745)
Customer prepayments and deferred revenue	195,331	194,025	1,306
Commodity derivative liabilities – current	51,153	59,766	(8,613)
Current maturities of long-term debt	63,375	36,139	27,236
Accrued expenses and other current liabilities	208,427	227,192	(18,765)
Total current liabilities	1,686,397	1,731,172	(44,775)
Working Capital	$690,012	$1,119,105	$(429,093)

Current assets decreased $473.9 million in comparison to prior year. The primary driver behind the decline was the $425.0 million of cash used to acquire the remaining interest in TAMH in 2025.
Current liabilities decreased $44.8 million in comparison to the prior year. The decrease in current liabilities was mainly driven by the decrease in trade payables from a decrease in commodity prices, partially offset by increased borrowings on the Company's revolver in 2025 to acquire the remaining equity in TAMH.

Sources and Uses of Cash in 2025 Compared to 2024

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$176,998	$331,506
Net cash used in investing activities	(195,315)	(163,074)
Net cash used in financing activities	(447,148)	(250,359)

Operating Activities

Operating activities provided cash of $177.0 million in 2025 compared to $331.5 million in 2024. The majority of the decrease in cash provided by operating activities was due to unfavorable changes in operating assets and liabilities that resulted in $109.4 million additional cash used. Although cash generation remains strong, earnings fell behind the prior year results leading to the remainder of the decrease in cash provided by operating activities.

Net income taxes paid were $16.2 million and $31.5 million in the years ended December 31, 2025, and 2024, respectively. The decrease in the current year is generally driven by U.S. Federal and state net operating losses incurred in 2025.

The Andersons, Inc. | 2025 Form 10-K | 23

Investing Activities

Investing activities used cash of $195.3 million in the current year compared to $163.1 million used in the prior year. The $32.2 million increase was primarily driven by $83.9 million in higher capital expenditures to support previously announced growth initiatives. This was partially offset by additional insurance proceeds received in the current year and the impact of a business acquisition that occurred in the prior year.

Capital expenditures of $233.1 million for 2025 on property, plant and equipment and capitalized software includes: Agribusiness - $176.9 million; Renewables - $49.2 million; and $7.1 million in Other.
We expect to invest between $200 to $225 million in property, plant and equipment in 2026; roughly split 50% between growth and maintenance capital.

Financing Activities

Net cash used in financing activities was $447.1 million in 2025, compared to $250.4 million used in 2024. The $196.8 million increase in cash used in financing activities from the prior year was mainly due to the $425.0 million of cash used to purchase the remaining interest in TAMH. This was partially offset by a $171.8 million change in borrowings on the Company's revolving credit facilities and a $68.5 million decrease in distributions to noncontrolling interest shareholders from the prior year.

The Company commenced another common share repurchase plan on August 15, 2024, which authorized $100 million of common share repurchases to be made on or before August 15, 2027. As of December 31, 2025, approximately $17.7 million of the Repurchase Plan had been utilized.

As of December 31, 2025, the Company was party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $2,054.8 million. There was $1,802.6 million available for borrowing at December 31, 2025. The Company's highest levels of borrowing typically occur in the late winter and early spring due to seasonal inventory requirements in the fertilizer and grain businesses. At December 31, 2025, the Company had total available liquidity of $1,900.9 million comprised of cash and cash equivalents and unused lines of credit.

The Company paid $26.8 million in dividends in 2025 compared to $26.3 million in 2024. The Company paid $0.195 per common share for the dividends paid in January, April, July and October 2025, and $0.190 per common share for the dividends paid in January, April, July and October 2024. On December 11, 2025, the Company declared a cash dividend of $0.20 per common share, payable on January 23, 2026, to shareholders of record on January 2, 2026.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of December 31, 2025. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities.

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

Contractual Obligations

Long-term Debt

As of December 31, 2025, the Company had total outstanding long-term debt with both floating and fixed rates of varying maturities for an aggregate principal amount outstanding of $625.4 million, of which $63.4 million of the outstanding principal of the long-term debt is payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.

Future interest payments associated with the long-term debt total $120.3 million, with $31.2 million payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.
The Andersons, Inc. | 2025 Form 10-K | 24

Operating Leases

The Company has lease arrangements for certain equipment and facilities, including grain facilities, fertilizer facilities and equipment. As of December 31, 2025, the Company had fixed operating lease payment obligations of $144.9 million, with $32.3 million payable within 12 months. See Note 11 to the Consolidated Financial Statements for additional information.

Commodity Purchase Obligations

The Company enters into forward purchase contracts of commodities with producers through the normal course of business. These forward purchase contracts are largely offset by forward sales contracts of commodities and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. As of December 31, 2025, the Company had forward purchase contracts of $2,126.0 million, with $2,025.5 million payable within 12 months. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Healthcare Program

The Company has a postretirement health care benefit plan that covers substantially all of its full-time employees hired prior to January 1, 2003. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on multiple factors, including the level of participant utilization and inflation. Our estimates of postretirement payments have considered recent payment trends and actuarial assumptions. As of December 31, 2025, the Company had outstanding benefit obligations of $16.1 million, with $1.3 million payable within 12 months.

Off-Balance Sheet Transactions

During the periods presented we did not have, nor do we currently have, any off-balance sheet transactions as defined under SEC rules, with the exception of standby letters of credit through banking institutions. At December 31, 2025, the Company had standby letters of credit outstanding of $2.8 million.

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

The Andersons, Inc. | 2025 Form 10-K | 25

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

Impairment of Long-Lived Assets and Goodwill

The Company's segments are each highly capital intensive and require significant investment. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. Our annual goodwill impairment test is performed as of October 1 each year.

During the year ended December 31, 2025, the Company evaluated goodwill for impairment using a quantitative assessment in two reporting units and a qualitative assessment in one reporting unit. The quantitative review for impairment takes into account an income approach using estimates of future cash flows, as well as a market-based approach. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows, estimated gross margins, and discount rates based on a reporting unit's weighted average cost of capital. Our estimates of future cash flows are based upon a number of assumptions including: gross margins, operating costs, budgets, capital expenditures, working capital needs, and long-range plans. The market-based approach uses an analysis of valuation metrics based upon results of publicly traded companies that reflect economic conditions and risks that are similar to the reporting unit to determine a market multiple to be applied to the reporting unit's past operating performance and estimated future results to calculate a fair value. These factors are discussed in more detail in Note 14 to the Consolidated Financial Statements.

Management considers several factors to be significant when estimating fair value including expected financial outlook of the reporting unit, the impact of changing market conditions on financial performance and expected future cash flows, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in non-cash impairment charges.

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
The Andersons, Inc. | 2025 Form 10-K | 26

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, foreign currency exchange rates, and interest rates as discussed below.

Agricultural Commodity Prices

The Company's daily net commodity position consists of inventories, related purchase and sale contracts, exchange-traded futures, and over-the-counter contracts. The fair value of the position is a summation of the fair values calculated for each agricultural commodity by valuing each net position at quoted futures market prices. The Company has established controls to manage and limit risk exposure, which consists of a daily review of position limits and effects of potential market price moves on those positions.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net agricultural commodity futures position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2025	2024
Net long (short) agricultural commodity position	$10,400	$5,076
Market risk	1,040	508

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
Interest Rates

The fair value of the Company's long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company's current incremental borrowing rates and credit ratings for similar types of borrowing arrangements. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, before consideration of interest rate swaps, is summarized below:

	December 31,
(in thousands)	2025	2024
Fair value of long-term debt, including current maturities	$618,704	$635,387
Carrying value in excess of fair value	6,679	11,454
Market risk	3,220	3,657

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt. The Company is also party to short-term debt borrowing arrangements with a capacity of approximately $2.1 billion. As the Company is a significant consumer of short-term debt in peak seasons and the majority of the borrowings are variable rate debt, increases in interest rates could have a significant impact on our profitability.

Additionally, the Company enters into interest rate swaps to manage our mix of fixed and variable interest rate debt effectively which decrease the impact of the market risk noted above. As of December 31, 2025, 89% of the Company's long-term debt is either at a fixed interest rate, or variable rate debt fixed in place using interest rate swaps, limiting interest rate volatility. See Note 5 to the Consolidated Financial Statements for further discussion on the impact of these hedging instruments.

The Andersons, Inc. | 2025 Form 10-K | 27

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

The Andersons, Inc. | 2025 Form 10-K | 28

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — A Reporting Unit within the Agribusiness Segment — Refer to Notes 1 and 15 to the consolidated financial statements

Critical Audit Matter Description

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company compares the fair value of each reporting unit to its carrying value. The fair value is determined based on both an income approach (discounted cash flows) and a market approach (guideline public company). The income approach estimates fair value by using a reporting unit’s estimated future cash flows, discounted at the weighted average cost of capital. The market approach estimates fair value by applying valuation multiples to the reporting unit’s estimated future results. The multiples are derived from publicly traded companies that reflect economic conditions and risks that are similar to the reporting unit. The determination of fair value using these approaches requires management to make significant estimates and assumptions related to future cash flows and operating performance, discount rates, and market multiples. The fair value of all reporting units exceeded their carrying value as of the measurement date and, therefore, no impairment was recognized.

The Andersons, Inc. | 2025 Form 10-K | 29

Given the nature of operations for one reporting unit within the Agribusiness segment, the sensitivity of this report unit to changes in market dynamics, and the difference between its fair value and the carrying value, auditing management’s judgments related to the selection of the weighted average cost of capital and market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to selection of the weighted average cost of capital and market multiples as of October 1, 2025.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the weighted average cost of capital and market multiples used by management to estimate the fair value for this reporting unit included the following, among others:

•We tested the effectiveness of internal controls over management’s selection of the valuation assumptions used to determine the fair value, including the weighted average cost of capital and market multiples.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital by:

–Testing the source information underlying the determination of the weighted average cost of capital and the mathematical accuracy of the calculation

–Evaluating the underlying factors that led to management’s determination of the company-specific risk premium

–Developing a range of independent estimates of the weighted average cost of capital and comparing those to the weighted average cost of capital selected by management.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the market multiples by:

–Testing the source information underlying the guideline public company multiples and the mathematical accuracy of the calculations

–Evaluating the underlying factors that led to management’s determination of the selected multiple

–Comparing the selected multiple to the multiples of the guideline public companies.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 18, 2026

We have served as the Company’s auditor since 2015.

The Andersons, Inc. | 2025 Form 10-K | 30

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Sales and merchandising revenues	$11,008,928	$11,257,548	$14,750,112
Cost of sales and merchandising revenues	10,295,277	10,563,622	14,004,749
Gross profit	713,651	693,926	745,363
Operating, administrative and general expenses	585,234	503,620	492,260
Asset impairment	18,129	—	87,156
Interest expense, net	47,159	31,760	46,867
Other income, net	78,340	42,211	50,483
Income before income taxes	141,469	200,757	169,563
Income tax provision	22,168	30,057	37,034
Net income	119,301	170,700	132,529
Net income attributable to noncontrolling interests	23,588	56,688	31,339
Net income attributable to The Andersons, Inc.	$95,713	$114,012	$101,190

Average number of shares outstanding – basic	34,036	34,032	33,718
Average number of shares outstanding – diluted	34,337	34,322	34,382

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share	$2.81	$3.35	$3.00
Diluted earnings per share	$2.79	$3.32	$2.94
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2025 Form 10-K | 31

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$119,301	$170,700	$132,529
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	9,135	(10,888)	5,622
Cash flow hedge activity	(10,102)	586	(2,561)
Change in unrecognized actuarial gain and prior service cost	(23)	22	(680)
Change in fair value of convertible preferred securities	(258)	—	—
Other comprehensive (loss) income	(1,248)	(10,280)	2,381
Comprehensive income	118,053	160,420	134,910
Net income attributable to the noncontrolling interest	23,588	56,688	31,339
Cash flow hedge activity attributable to the noncontrolling interest	278	75	—
Comprehensive income attributable to the noncontrolling interests	23,866	56,763	31,339
Comprehensive income attributable to The Andersons, Inc.	$94,187	$103,657	$103,571
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2025 Form 10-K | 32

The Andersons, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$98,283	$561,771
Accounts receivable, less allowance for doubtful accounts of $42,554 in 2025; $48,325 in 2024	652,472	764,550
Inventories	1,365,121	1,286,811
Commodity derivative assets – current	135,466	148,801
Other current assets	125,067	88,344
Total current assets	2,376,409	2,850,277
Other assets:
Goodwill	127,856	127,856
Other intangible assets, net	63,510	69,345
Right of use assets, net	108,792	104,630
Other assets	96,765	101,055
Total other assets	396,923	402,886
Property, plant and equipment, net	939,500	868,151
Total assets	$3,712,832	$4,121,314
Liabilities and equity
Current liabilities:
Short-term debt	$249,420	$166,614
Trade and other payables	918,691	1,047,436
Customer prepayments and deferred revenue	195,331	194,025
Commodity derivative liabilities – current	51,153	59,766
Current maturities of long-term debt	63,375	36,139
Accrued expenses and other current liabilities	208,427	227,192
Total current liabilities	1,686,397	1,731,172
Long-term lease liabilities	71,545	65,312
Long-term debt, less current maturities	560,016	608,151
Other long-term liabilities	104,639	116,843
Total liabilities	2,422,597	2,521,478
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 34,211 shares issued in 2025 and 34,083 in 2024)	144	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in capital	208,425	385,609
Treasury shares, at cost (370 shares in 2025; 70 in 2024)	(14,080)	(2,860)
Accumulated other comprehensive income	11,337	12,585
Retained earnings	1,038,953	970,710
Total shareholders’ equity of The Andersons, Inc.	1,244,779	1,366,186
Noncontrolling interests	45,456	233,650
Total equity	1,290,235	1,599,836
Total liabilities and equity	$3,712,832	$4,121,314

The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2025 Form 10-K | 33

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$119,301	$170,700	$132,529
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	133,323	127,804	125,106
Bad debt expense, net	4,664	17,637	11,519
Stock-based compensation expense	16,984	13,629	12,857
Deferred income taxes	(6,009)	(2,911)	(1,596)
Asset impairment	18,129	—	87,156
Other	(8,219)	(3,595)	(16,341)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts and notes receivable	104,572	35,777	468,968
Inventories	(72,399)	87,906	572,235
Commodity derivatives	6,000	15,005	111,506
Other current and non-current assets	4,732	(28,050)	6,529
Payables and other current and non-current liabilities	(144,080)	(102,396)	(563,718)
Net cash provided by operating activities	176,998	331,506	946,750
Investing Activities
Purchases of property, plant and equipment and capitalized software	(233,123)	(149,187)	(150,443)
Property insurance proceeds	28,124	12,137	7,499
Proceeds from sale of businesses	11,263	—	10,318
Acquisition of businesses, net of cash acquired	—	(29,172)	(24,698)
Other	(1,579)	3,148	3,445
Net cash used in investing activities	(195,315)	(163,074)	(153,879)
Financing Activities
Net (payments) receipts under short-term lines of credit	79,897	(91,951)	(233,696)
Payments of long-term debt	(36,208)	(83,589)	(49,620)
Purchase of noncontrolling interest in a subsidiary	(425,000)	—	—
Distributions to noncontrolling interest owner	(33,768)	(102,295)	(46,418)
Dividends paid	(26,848)	(26,273)	(25,373)
Common stock repurchased	(15,366)	(2,295)	(1,747)
Proceeds from issuance of long-term debt	14,700	67,000	100,000
Other	(4,555)	(10,956)	(7,139)
Net cash used in financing activities	(447,148)	(250,359)	(263,993)
Effect of exchange rates on cash and cash equivalents	1,977	(156)	(293)
(Decrease) increase in Cash and cash equivalents	(463,488)	(82,083)	528,585
Cash and cash equivalents at beginning of year	561,771	643,854	115,269
Cash and cash equivalents at end of year	$98,283	$561,771	$643,854

The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2025 Form 10-K | 34

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2023	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income					101,190	31,339	132,529
Other comprehensive income				13,424			13,424
Amounts reclassified from Accumulated other comprehensive income				(11,043)			(11,043)
Distributions to noncontrolling interests						(46,418)	(46,418)
Deconsolidation of joint venture						17,399	17,399
Stock awards and other shares issued to employees and directors, net of income tax of $0 (227 shares)		1,339	6,364				7,703
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.745 per common share)					(25,150)		(25,150)
Restricted share award dividend equivalents		623	165		(867)		(79)
Balance at December 31, 2023	$142	$387,210	$(10,261)	$22,865	$882,943	$233,488	$1,516,387
Net income					114,012	56,688	170,700
Other comprehensive income				3,553			3,553
Amounts reclassified from Accumulated other comprehensive income				(13,833)			(13,833)
Distributions to noncontrolling interests						(102,295)	(102,295)
Noncontrolling interests recognized in a business combination						45,769	45,769
Stock awards and other shares issued to employees and directors, net of income tax of $0 (258 shares)		(2,308)	9,634				7,326
Purchase of treasury shares (58 shares)			(2,295)				(2,295)
Dividends declared ($0.765 per common share)					(26,056)		(26,056)
Restricted share award dividend equivalents		707	62		(189)		580
Balance at December 31, 2024	$142	$385,609	$(2,860)	$12,585	$970,710	$233,650	$1,599,836
Net income					95,713	23,588	119,301
Other comprehensive income				7,856			7,856
Amounts reclassified from Accumulated other comprehensive income				(9,104)			(9,104)
Distributions to noncontrolling interests						(33,768)	(33,768)
Purchase of noncontrolling interest in a consolidated subsidiary		(188,092)				(178,014)	(366,106)
Stock awards and other shares issued to employees and directors, net of income tax of $0 (103 shares)	2	10,413	4,146				14,561
Purchase of treasury shares (403 shares)			(15,366)				(15,366)
Dividends declared ($0.785 per common share)					(26,711)		(26,711)
Restricted share award dividend equivalents		495			(759)		(264)
Balance at December 31, 2025	$144	$208,425	$(14,080)	$11,337	$1,038,953	$45,456	$1,290,235

The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2025 Form 10-K | 35

The Andersons, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Accounting Principles

The Consolidated Financial Statements and accompanying notes of the Andersons Inc. (the "Company") are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Basis of Consolidation

These Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.

Recast of Certain Prior Period Information

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

Noncontrolling Interests

Our Consolidated Financial Statements include the accounts of majority-owned subsidiaries consolidated under the variable interest and voting interest models. Noncontrolling interests represent the portion of equity not attributable to the Company and are reported as a separate component of equity on our Consolidated Balance Sheets. Net income and comprehensive income for majority-owned subsidiaries are attributed to the Company and to noncontrolling interest holders on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income based on respective ownership percentages. We account for changes in ownership of our majority-owned subsidiaries as equity transactions when we retain a controlling financial interest as described below.

On November 1, 2024, the Company purchased a 65% ownership interest in Skyland Grain, LLC ("Skyland"), resulting in its consolidation in the Company's Consolidated Financial Statements. Skyland’s operating agreement requires that any dividends or capital distributions be approved by its board, including a minority‑owner representative, limiting the Company’s ability to unilaterally direct distributions. In addition, Skyland is subject to subsidiary‑level debt covenants that restrict dividends unless certain financial conditions are met. Accordingly, Skyland’s net assets of $128.4 million are restricted as to dividend payments to the Company as of December 31, 2025.

The Andersons Marathon Holdings LLC ("TAMH") Equity Acquisition

On July 31, 2025, the Company finalized a unit purchase agreement with MPC Investment LLC ("Marathon") to acquire the remaining 49.9% ownership interest in TAMH for cash consideration of $425.0 million.

TAMH had previously been classified as the Company’s sole Variable Interest Entity ("VIE"), with the Company identified as the primary beneficiary. As a result, TAMH’s financial results were already consolidated in the Company’s Consolidated Financial Statements. Since the entity was previously consolidated, no additional net assets were acquired in the transaction and the acquisition of the remaining ownership interest was treated as an equity transaction.

Following the closing of the transaction, the Company now owns 100% of TAMH. The entity was renamed The Andersons Renewables, LLC and is no longer considered a VIE. Additionally, Marathon, which had been the primary counterparty in related party transactions, is no longer classified as a related party. Any remaining related party activity involving the Company was considered to be immaterial.

The Andersons, Inc. | 2025 Form 10-K | 36

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from management's estimates and assumptions due to risks and uncertainties.

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

We utilize factoring arrangements with third-party financial institutions for certain of our trade accounts receivables in order to extend terms for the customer while we benefit from accelerated collections to manage working capital levels more effectively. These arrangements are on a non-recourse basis and are accounted for as sales and all changes in account receivables and cash proceeds are included in Cash provided by operating activities within the Consolidated Statements of Cash Flows. The third-party financial institutions collect payment for the sold receivables and the Company has no continuing involvement with such receivables. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years 2025 and 2024 we sold, without recourse $243.9 million and $201.7 million of accounts receivable, respectively. Factoring fees were $4.7 million, $4.9 million, and $4.5 million during fiscal years 2025, 2024, and 2023, respectively, and were included in Operating, administrative, and general expenses within the Consolidated Statements of Operations.

Inventories

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, by the straight-line method. Estimated useful lives are generally as follows: land improvements - 3 to 30 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 7 to 40 years; and machinery and equipment - 3 to 30 years.

Additional information regarding the Company's property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

The Andersons, Inc. | 2025 Form 10-K | 37

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company generally performs its annual impairment assessment on October 1st of its fiscal year. Goodwill is tested for impairment at the reporting unit level, which the Company has determined to be its operating segments or, in certain cases, components one level below the operating segments.

Finite‑lived intangible assets include customer lists, software, trademarks, and non‑compete and supply agreements. These assets are amortized on a straight‑line basis over their contractual lives or, when no contractual term exists, over their estimated useful lives.

Additional information about the Company's goodwill and other intangible assets is presented in Note 14 to the Consolidated Financial Statements.

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

In 2025, the Company recorded charges of $14.8 million for impairments of property, plant and equipment in the Agribusiness segment related to closing several smaller underperforming grain and nutrient locations along with a facility that was damaged from a grain explosion. There was also a $3.4 million charge in the Renewables segment related to the discontinued use of equipment for corn oil refinement. There were no charges for the year ended December 31, 2024. For the year ended December 31, 2023, ELEMENT was unable to make its scheduled debt payments and was placed into default. The default led to an impairment triggering event, concluding in an $87.2 million impairment charge in the Renewables segment. See Note 17 to the Consolidated Financial Statements, for more information.

Business Interruption Insurance

The Company periodically experiences operational incidents that affect its normal operations and ability to handle grain. These events may be covered under the Company’s business interruption insurance policies. Proceeds from business interruption insurance claims are recorded within Cost of sales and merchandising revenues in the Consolidated Statements of Operations and within Cash provided by operating activities in the Consolidated Statements of Cash Flows.

For the years ended December 31, 2025, 2024, and 2023, the Company recognized business interruption insurance recoveries of $1.4 million, $19.4 million, and $12.5 million, respectively. The current year recoveries related to an incident at a grain terminal in Texas, while prior period recoveries were associated with the collapse of grain bins in Delphi, Indiana, and an incident at the Company’s leased port facility in Texas.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Accumulated other comprehensive income.

The Andersons, Inc. | 2025 Form 10-K | 38

Stock Compensation

Stock compensation expense for all awards is measured at the grant-date fair value. Any total shareholder return component is valued using a Monte Carlo simulation model. The Company recognizes compensation cost on a straight‑line basis over the award’s requisite service period and adjusts for performance conditions when applicable. Forfeitures are recognized as they occur. Upon vesting, the Company issues shares using available treasury shares to the extent possible. If the number of treasury shares have been depleted and are insufficient to satisfy the award, the Company issues new shares of common stock for the remaining portion. Additional information about the Company's stock compensation plans is presented in Note 13 to the Consolidated Financial Statements.

Per Share Data

We present both basic and diluted earnings per share amounts attributable to the Company's shareholders. Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include unvested stock options and stock awards.

Revenue Recognition

The Company’s revenue consists of sales from commodity contracts that are accounted for under Accounting Standard Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"), and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606").

Revenue from commodity contracts (ASC 815)

Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Agribusiness and Renewables segments, such as corn, soybeans, wheat, oats, ethanol, and corn oil, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g., the price of corn), a notional amount (e.g., metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. The Company does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts.

Revenue from commodity contracts is recognized in Sales and merchandising revenues for the contractually stated amount when the contracts are settled. Settlement of the commodity contracts generally occurs upon shipment or delivery of the product, when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within Cost of sales and merchandising revenues. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 5 and 9 to the Consolidated Financial Statements.

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

Revenue from contracts with customers (ASC 606)

Information regarding our revenue from contracts with customers accounted for under ASC 606 is presented in Note 6 to the Consolidated Financial Statements. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards of ownership transfer to the customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Andersons, Inc. | 2025 Form 10-K | 39

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

The annual effective tax rate is determined by the Income tax provision as a percentage of Income before income taxes within the Consolidated Statements of Operations. Differences in the effective tax rate and the statutory tax rate may arise from permanent items, tax credits, noncontrolling interest, foreign tax rates and state tax rates in jurisdictions in which the Company operates, changes in valuation allowances, amongst other items.

The Company records reserves for uncertain tax positions when, despite the belief that tax return positions are fully supportable, it is anticipated that certain tax return positions are likely to be challenged and that the Company may not prevail. These reserves are adjusted for changing facts and circumstances, such as the progress of a tax audit or the lapse of statutes of limitations.

Additional information about the Company’s income taxes is presented in Note 7 to the Consolidated Financial Statements.

Clean Fuel Production Credits

The Company has elected to account for clean fuel production credits under Section 45Z in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. Credits are recognized as fuel is produced and sold to eligible parties, based on the applicable credit amount per gallon, and are subsequently adjusted to reflect their estimated fair value. These credits are recorded within Other current assets caption on the Consolidated Balance Sheets, as Other income, net within the Consolidated Statements of Operations, and as an operating activity within the Consolidated Statement of Cash Flows.

Employee Benefit Plans

The Company provides full-time employees hired before January 1, 2003, with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions based on the Company's historical experience combined with management's knowledge and understanding of current facts and circumstances. As of the reporting date, the Company has recorded a liability of $16.1 million related to the plan. The Company has determined that the plan and its related obligation are immaterial to the Company’s Consolidated Financial Statements.

The Company provides certain full-time employees with retirement benefits under defined contribution plans. The Company's expense for its defined contribution plans amounted to $12.3 million, $14.2 million, and $17.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Derivatives

The Company uses derivative instruments to manage its exposure to fluctuations in mainly agricultural commodity prices and interest rates. Commodity contracts related to forward sales, primarily within the Agribusiness segment and covering products such as corn, wheat, soybeans, and oats, are accounted for at fair value as derivatives under ASC 815. Although these commodity contracts serve as effective economic hedges, the Company does not designate or account for them as hedges and generally do not extend beyond one crop cycle. As a result, commodity derivatives are reported at fair value within Commodity derivative assets – current or Commodity derivative liabilities – current on the Consolidated Balance Sheets, and changes in their fair value are recognized in Cost of sales and merchandising revenues in the Consolidated Statements of Operations.

All of the Company’s interest rate derivatives are designated as hedges of outstanding variable-rate debt. The Company evaluates whether these instruments are highly effective in offsetting changes in the associated hedged items and performs ongoing qualitative or quantitative effectiveness testing to verify that assertion is still met. Changes in the fair value of these interest rate derivatives are recorded in Accumulated other comprehensive income, and amounts are reclassified to Interest expense, net when the hedged cash flows impact earnings, or to Other income, net in the Consolidated Statements of Operations if the hedge is no longer considered effective.

The Andersons, Inc. | 2025 Form 10-K | 40

Additional information about the Company’s derivatives is presented in Notes 5 and 9 to the Consolidated Financial Statements.

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value. The fair value hierarchy prioritizes the inputs used in valuation techniques based on their observability in the marketplace. Each fair value measurement is classified entirely within the lowest level of input that is significant to the valuation.

•Level 1 – Inputs are unadjusted quoted prices for identical assets or liabilities in active markets. Level 1 instruments include marketable securities with readily available quoted prices, exchange‑traded derivative contracts, and provisionally priced commodity contracts that move in tandem with active exchange prices.
•Level 2 – Inputs consist of quoted prices for similar instruments in markets that are less active than major exchanges, and other inputs that are observable or can be corroborated with market data for substantially the full term of the instrument. Level 2 instruments include over‑the‑counter (“OTC”) commodity purchase and sale contracts, OTC derivatives valued using models primarily based on exchange‑traded prices (adjusted for location‑specific factors that are observable or supported by market data), as well as exchange‑traded derivatives or marketable securities traded in less active markets.
•Level 3 – Inputs are largely unobservable, supported by minimal or no market activity, and represent significant components in determining the fair value of the asset or liability. Level 3 instruments include assets and liabilities for which the determination of fair value requires significant management judgment, estimation, or specific valuation techniques. The Company holds certain equity securities that do not have readily determinable fair values that are classified as level 3. The Company's policy is to measure these investments at cost, adjusted for any impairments and observable price changes in orderly transactions for identical or similar investments of the same issuer.

The fair values of the Company’s other current financial assets and current financial liabilities approximate their carrying amounts.

Business Combinations

The Company accounts for its acquisitions in accordance with ASC Topic 805, Business Combinations. Under this guidance, the purchase consideration is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess consideration recognized as goodwill.

Determining the fair values of acquired assets and assumed liabilities requires significant judgment, particularly in valuing intangible assets. Management develops these estimates using assumptions it believes are reasonable, informed by historical experience and information obtained from the acquired business. The underlying valuations rely on forward‑looking estimates and are inherently uncertain. Intangible assets such as customer relationships, trademarks, and non-compete agreements are generally valued using discounted cash flow models. Key assumptions within these models include projected revenue growth rates, customer attrition rates, and royalty rates, among others. These assumptions may change as future economic or market conditions evolve.

The Andersons, Inc. | 2025 Form 10-K | 41

During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the provisional amounts recognized if new information becomes available regarding the fair values of the assets acquired or liabilities assumed. Such adjustments are reflected as changes to the purchase consideration and the related allocation. Once the measurement period ends, or once the values are finalized, whichever occurs first, any subsequent adjustments are recognized in the Consolidated Statement of Operations.

Leases

The Company determines whether an arrangement contains a lease and classifies it as either an operating or finance lease at inception. The Company leases certain grain handling and storage facilities, ethanol storage terminals, warehouse space, railcars, office space, machinery and equipment, vehicles and information technology equipment. Many of these leases include renewal options that may extend the lease term generally no longer than 10 years. These renewal options are included in the measurement of right‑of‑use assets and lease liabilities only when the Company is reasonably certain it will exercise them. The Company’s lease agreements are comprised of mainly fixed payment terms, with some leases containing index-based or fixed rent escalation clauses, and no leases that contain material residual value guarantees.

The Company has elected to not to apply the leasing recognition requirements to leases deemed as short‑term in nature, a leasing period shorter than one year, across all asset categories. Instead, payments for short‑term leases are recognized in earnings on a straight‑line basis over the lease term, and variable lease costs are recognized in the period the obligation arises. We have lease agreements with lease and non-lease components, which are generally accounted for separately. As substantially all of the Company's leases do not provide an implicit rate, we generally use the Company's incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in the Company's financial statements, once adopted. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU No. 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative GAAP guidance on the recognition, measurement, and presentation of government grants received by business entities. The ASU defines the scope of government grants, prescribes recognition only when it is probable that the entity will comply with grant conditions and that the grant will be received, and outlines the appropriate timing of recognition for both asset‑related and income‑related grants. The ASU is effective for public business entities for annual periods beginning after December 15, 2028, including interim periods within those annual periods. Early adoption is also permitted. The Company is currently evaluating the provisions of this ASU, but does not believe the new standard will have a material impact on the Company’s financial statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU was adopted in the Company's annual reporting for the year ended December 31, 2025. The adoption resulted in incremental income tax disclosures presented. See Note 7 to the Consolidated Financial Statements.

The Andersons, Inc. | 2025 Form 10-K | 42

2. Inventories

Major classes of inventories are presented below. RMI are agricultural commodity inventories such as corn, soybeans, wheat, and ethanol co-products, among others, carried at net realizable value which approximates fair value based on their commodity characteristics, widely available markets, and pricing mechanisms. The net realizable value of RMI is calculated as the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. All other inventories are held at lower of cost or net realizable value. The components of inventories are as follows:

	December 31,
(in thousands)	2025	2024
Grain and other agricultural products (a)	$978,799	$951,283
Energy inventories (a)	13,913	17,381
Ethanol and co-products (a)	136,745	109,528
Nutrients and cob products	235,664	208,619
Total inventories	$1,365,121	$1,286,811
(a) Includes RMI of $1,001.3 million and $944.5 million at December 31, 2025, and December 31, 2024, respectively.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2025	2024
Land	$34,358	$39,278
Land improvements and leasehold improvements	96,512	88,144
Buildings and storage facilities	496,580	622,771
Machinery and equipment	1,163,378	1,042,529
Construction in progress	96,584	39,610
	1,887,412	1,832,332
Less: accumulated depreciation	(947,912)	(964,181)
Property, plant and equipment, net	$939,500	$868,151

Depreciation expense on property, plant and equipment amounted to $116.5 million, $105.3 million, and $100.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Andersons, Inc. | 2025 Form 10-K | 43

4. Debt

The capacity of the Company's short-term lines of credit at December 31, 2025 was $2,054.8 million, of which the Company had a total of $1,802.6 million available for borrowing. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2025, and 2024, was 6.20% and 7.15%, respectively.

Total interest paid was $46.0 million, $31.1 million, and $47.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Company was in compliance with all financial covenants.

Long-Term Debt

	December 31,
(in thousands, except percentages)	2025	2024
Note payable, variable rate (5.36% at December 31, 2025), payable in increasing amounts plus interest, due 2029	$170,117	$180,586
Note payable, variable rate (5.24% at December 31, 2025), payable in increasing amounts plus interest, due 2027	114,258	121,289
Note payable, variable rate (5.36% at December 31, 2025), payable in increasing amounts plus interest, due 2031	87,500	92,500
Note payable, 4.50%, payable at maturity, due 2034 (a)	83,711	87,818
Note payable, variable rate (7.02% at December 31, 2025), payable in increasing amounts plus interest, due 2029 (b)	63,650	67,000
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Industrial revenue bond, variable rate (4.36% at December 31, 2025), payable at maturity, due 2036	21,000	21,000
Note payable, 4.50%, payable at maturity, due 2030	16,000	16,000
Note payable, variable rate (7.02% at December 31, 2025), payable in increasing amounts plus interest, due 2029 (b)	14,700	—
Note payable, 5.00%, payable at maturity, due 2040	14,000	14,000
Note payable, 3.85%, payable at maturity, due 2029 (b)	3,500	4,500
Note payable, 5.80%, payable at maturity, due 2028 (b)	798	1,088
Note payable, 4.11%, payable at maturity, due 2026 (b)	590	1,378
Note payable, 4.80%, payable at maturity, due 2026 (b)	538	1,499
Note payable, 4.13%, payable at maturity, due 2026 (b)	237	553
Note payable, 4.05%, payable at maturity, due 2026 (b)	188	439
Note payable, 5.60%, payable at maturity, due 2025 (b)	—	600
Note payable, 5.40%, payable at maturity, due 2025 (b)	—	93
Finance lease obligations, due serially to 2043 (a)	6,699	7,880
Finance lease obligations, due serially to 2029 (b)	2,897	3,619
	625,383	646,842
Less: current maturities	63,375	36,139
Less: unamortized prepaid debt issuance costs	1,992	2,552
	$560,016	$608,151
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $52.4 million.
(b) Debt is non-recourse to the Company and collateralized by substantially all assets of Skyland with a net book value of $122.6 million.

The aggregate annual maturities of long-term debt are as follows: 2026 -- $63.4 million; 2027 -- $137.6 million; 2028 -- $31.6 million; 2029 -- $207.6 million; 2030 -- $26.7 million; and $158.5 million thereafter.

The Andersons, Inc. | 2025 Form 10-K | 44

5. Derivatives

Commodity Contracts
The net asset or liability positions of commodity derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis. The net position is included within Commodity derivative assets (or liabilities) - current in the Consolidated Balance Sheets. Most contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year. The following table presents a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted or received as collateral.

(in thousands)	December 31, 2025	December 31, 2024
Cash collateral paid	$16,732	$39,025
Fair value of derivatives	29,461	8,696
Net derivative asset position	$46,193	$47,721

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	December 31, 2025
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$149,297	$687	$6,792	$4	$156,780
Commodity derivative liabilities	(30,563)	(24)	(57,945)	(103)	(88,635)
Cash collateral paid	16,732	—	—	—	16,732
Balance sheet line item totals	$135,466	$663	$(51,153)	$(99)	$84,877

	December 31, 2024
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$165,038	$1,441	$10,158	$28	$176,665
Commodity derivative liabilities	(55,262)	(28)	(69,924)	(425)	(125,639)
Cash collateral paid	39,025	—	—	—	39,025
Balance sheet line item totals	$148,801	$1,413	$(59,766)	$(397)	$90,051

The net gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$17,119	$(12,783)	$(69,579)

The Andersons, Inc. | 2025 Form 10-K | 45

The Company's volumes of commodity derivative contracts outstanding (on a gross basis) are as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Non-exchange Traded	Exchange Traded	Non-exchange Traded	Exchange Traded
Metric Tons:
Corn	12,238	5,452	15,423	5,456
Soybeans	889	625	886	637
Wheat	2,362	2,753	2,409	3,365
Oats	344	9	313	5
Other	2,214	554	3,058	402
Total metric tons	18,047	9,393	22,089	9,865
Gallons:
Ethanol	262,068	109,788	280,999	99,162
Propane	—	58,380	—	118,986
Other	57,861	4,326	53,020	1,440
Total gallons	319,929	172,494	334,019	219,588

Interest Rate Derivatives

The fair value of the Company's interest rate derivatives designated as hedging instruments are as follows:

	December 31,
(in thousands)	2025	2024
Interest rate contracts included in Other current assets	$4,836	$6,761
Interest rate contracts included in Other assets	12,566	22,723
Interest rate contracts included in Accrued expenses and other current liabilities	(309)	—
Interest rate contracts included in Other long-term liabilities	(788)	(301)

The recording of interest rate derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest rate derivative (losses) gains included in Other comprehensive income	$(13,128)	$846	$(3,407)
Interest rate derivative gains included in Interest expense, net	7,990	12,354	10,132
Interest rate derivative gains included in Other income, net	—	546	—

The following table presents the open interest rate contracts at December 31, 2025:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.7%
Swap	2020	2030	50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2022	2029	100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2022	2028	15.0	Interest rate component of debt - accounted for as a hedge	3.3%
Swap	2023	2031	50.0	Interest rate component of debt - accounted for as a hedge	2.9%
Swap	2024	2029	35.0	Interest rate component of debt - accounted for as a hedge	4.2%
Swap	2025	2026	50.0	Interest rate component of debt - accounted for as a hedge	3.5%

The Andersons, Inc. | 2025 Form 10-K | 46

6. Revenue

A majority of the Company's Sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenues from Contracts with Customers. Approximately 85% of the Company's sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging, with the remaining 15% accounted for under ASC 606. Substantially all sales and merchandising revenues subject to ASC 606 are recognized at a point in time, with the vast majority generated by the Agribusiness segment. Therefore, a further disaggregation of ASC 606 Sales and merchandising revenues and detail of outstanding contract balances within the Agribusiness segment have been provided below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Specialty and primary nutrients	$815,484	$699,048	$822,302
Premium ingredients	263,111	337,642	434,304
Propane and fuels	242,114	210,195	190,221
Other	210,366	156,497	185,379
Total	$1,531,075	$1,403,382	$1,632,206
Specialty and primary nutrients

The company sells several different types of specialty nutrient products, including: low-salt liquid starter fertilizers, micro-nutrients and other specialty lawn products. These products can be sold through the wholesale distribution channels as well as directly to end users at the farm center locations. Similarly, the Company sells several different types of primary nutrient products, including: nitrogen, phosphorus, and potassium. These products may be purchased and re-sold as is or sold as finished goods resulting from a blending and manufacturing process. The contracts associated specialty and primary nutrients generally have a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer. Payment terms generally range from 0 - 30 days.

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

Propane and Fuels

Revenue is recognized at a point in time when obligations under the terms of the contract with the customer are satisfied. This occurs with the transfer of control to customers when products are shipped for direct sales to customers or when the product is picked up by a customer. Contracts contain one performance obligation which is the delivery to the customer at a point in time. Revenue is measured as the amount of consideration received in exchange for transferring products. The Company recognizes the cost for shipping as an expense in Cost of sales and merchandising revenues when control over the product has transferred to the customer. Payment terms generally range from 0 - 30 days.

Contract balances

The balances of the Company's contract liabilities were $30.5 million and $24.8 million as of December 31, 2025 and December 31, 2024, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customers contracts. Contract liabilities are generally built up at year-end and through the first quarter as a result of payments in advance of fulfilling our performance obligations under our customer contracts in preparation for the spring application season. Revenue is then recognized as the Company fulfills its contract obligations through the application season. Contract liabilities at December 31, 2025, increased slightly compared to the prior year due to the timing of farmer prepayments.
The Andersons, Inc. | 2025 Form 10-K | 47

7. Income Taxes

The income tax provision consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$18,072	$21,081	$30,274
State and local	8,521	7,568	5,852
Foreign	4,235	4,780	2,869
	30,828	33,429	38,995
Deferred:
Federal	(3,180)	(4,028)	(1,012)
State and local	(5,084)	(202)	1,252
Foreign	(396)	858	(2,201)
	(8,660)	(3,372)	(1,961)
Total:
Federal	14,892	17,053	29,262
State and local	3,437	7,366	7,104
Foreign	3,839	5,638	668
	$22,168	$30,057	$37,034

Income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S.	$138,469	$199,950	$161,377
Foreign	3,000	807	8,186
	$141,469	$200,757	$169,563

The Andersons, Inc. | 2025 Form 10-K | 48

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year Ended December 31,
(in thousands)	2025		2024		2023
Statutory U.S. federal tax rate	$29,706	21.0%	$42,159	21.0%	$35,608	21.0%
State and local income taxes, net of related federal taxes (1)	1,728	1.2	6,231	3.1	2,149	1.3
Foreign tax effects:
Switzerland
Changes in valuation allowance	1,919	1.4	1,005	0.5	—	—
Other	253	0.2	480	0.2	(876)	(0.5)
Other foreign jurisdictions	2,548	1.8	4,186	2.1	136	0.1
Effect of cross-border tax laws	580	0.4	(501)	(0.2)	(784)	(0.5)
Income tax credits:
Energy credits	—	—	(10,906)	(5.4)	—	—
Research and development	—	—	—	—	(1,758)	(1.0)
Foreign tax credits	(299)	(0.2)	(763)	(0.4)	(1,525)	(0.9)
Other	—	—	(2,091)	(1.0)	—	—
Changes in valuation allowance	213	0.2	1,197	0.6	579	0.3
Nontaxable or nondeductible items:
Effect of noncontrolling interest	(4,989)	(3.5)	(11,932)	(5.9)	(6,650)	(3.9)
Clean fuel production credits	(7,347)	(5.2)	—	—	—	—
Nondeductible compensation	2,484	1.8	2,476	1.2	2,585	1.5
Other	657	0.5	40	—	(423)	(0.2)
Changes in unrecognized tax benefits	(8,580)	(6.1)	(1,302)	(0.6)	7,511	4.4
Interest on tax positions	2,045	1.4	864	0.4	—	—
Other adjustments	1,250	0.8	(1,086)	(0.6)	482	0.2
Effective tax rate	$22,168	15.7%	$30,057	15.0%	$37,034	21.8%
(1) In 2025, state and local income taxes in California comprise the majority of state and local income taxes, net of federal effect. In 2024, state and local income taxes in Indiana, Kansas, Illinois, and Michigan comprise the majority of state and local income taxes, net of federal effect. In 2023, state and local income taxes in Kansas comprise the majority of state and local income taxes, net of federal effect.

Income taxes paid (net of refunds received) by jurisdiction exceeded five percent of total income taxes paid (net of refunds received) as noted in the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
US federal	$7,793	$20,596	$27,800
US state and local:
Kansas	*	2,770	3,971
Other	2,529	4,780	8,505
	2,529	7,550	12,476
Foreign:
Canada	1,814	*	*
Mexico	950	*	*
United Kingdom	1,385	*	*
Other	1,776	3,328	5,377
	5,925	3,328	5,377
Total:	$16,247	$31,474	$45,653
*Jurisdiction is below the threshold for the period presented.

The Andersons, Inc. | 2025 Form 10-K | 49

TAMH, Skyland, and ELEMENT, for the periods in which the entity was consolidated, are treated as partnerships for U.S. tax purposes. Partnerships are not taxable entities so the tax consequences of the partnership’s transactions flow through to the partners at their proportionate share. As a result, the Consolidated Statements of Operations do not reflect such income taxes within Net income attributable to the noncontrolling interest.

The Company has elected to treat Global Intangible Low Tax Income (“GILTI”) as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years.

For the years ended December 31, 2025, and 2024, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing and if/when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax liabilities:
Property, plant and equipment	$(26,677)	$(64,934)
Operating lease right-of-use assets	(23,370)	(18,029)
Investments	(793)	(21,968)
Derivative instruments	(4,192)	(7,202)
Other	(5,111)	(5,607)
	(60,143)	(117,740)
Deferred tax assets:
Employee benefits	23,250	24,346
Accounts and notes receivable	11,931	12,289
Inventory	2,892	3,166
Identifiable intangibles	3,874	655
Federal income tax credits	4,502	4,203
Net operating loss carryforwards	5,437	1,212
Operating lease liability	23,635	17,685
Other	10,216	7,402
Total deferred tax assets	85,737	70,958
Less: valuation allowance	9,168	6,591
	76,569	64,367
Net deferred tax assets (liabilities)	$16,426	$(53,373)

The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheets related to deferred tax assets and liabilities:

		December 31,
(in thousands)	Consolidated Balance Sheet Classification	2025	2024
Deferred tax assets, net of valuation allowance	Other assets	$30,634	$1,632
Deferred tax liabilities	Other long-term liabilities	(14,208)	(55,005)
Net deferred tax assets (liabilities)		$16,426	$(53,373)

At December 31, 2025, the Company had $48.9 million, $25.4 million, and $118.1 million of U.S. Federal, non-U.S., and state net operating loss carryforwards that for non-U.S. and state purposes begin to expire in 2027 and 2026, respectively. The Company also has $4.5 million of U.S. foreign tax credit ("FTCs") carryforwards that begin to expire in 2026. The valuation allowance of $9.2 million is related to $4.5 million, $3.4 million, and $1.3 million of U.S. federal FTCs, foreign net operating losses, and other U.S. deferred tax assets, respectively.

The Andersons, Inc. | 2025 Form 10-K | 50

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2025	2024	2023
Balance at beginning of period	$70,451	$84,719	$79,262
Tax positions related to the current year
Gross additions	—	—	—
Tax positions related to prior years
Gross additions	1,843	—	6,395
Gross reductions	(9,818)	(3,880)	(58)
Settlements	(21,508)	(9,993)	—
Lapse in statute of limitations	(79)	—	(619)
Exchange rate fluctuations	271	(395)	(261)
Balance at end of period	$41,160	$70,451	$84,719
As of December 31, 2025, 2024 and 2023, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate by $39.3 million, $70.5 million, and $84.7 million, respectively. As of December 31, 2025, unrecognized tax benefits of $41.2 million include $22.9 million associated with the federal and state research & development credits.

The Company’s practice is to recognize interest and penalties on uncertain tax positions in the Income tax provision within the Consolidated Statements of Operations. At December 31, 2025, 2024, and 2023, the Company recorded reserves of $11.7 million, $15.7 million, and $13.0 million, respectively, of interest and penalties on uncertain tax positions in Other long-term liabilities within the Consolidated Balance Sheets.

The Andersons, Inc. | 2025 Form 10-K | 51

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated other comprehensive income ("AOCI"):

	Year Ended December 31,
(in thousands)	2025	2024
Currency Translation Adjustment
Beginning balance	$(13,469)	$(2,581)
Other comprehensive income (loss) before reclassifications	9,135	(10,888)
Tax effect	—	—
Other comprehensive income (loss), net of tax	9,135	(10,888)
Ending balance	$(4,334)	$(13,469)
Cash Flow Hedges
Beginning balance	$21,571	$20,985
Other comprehensive (loss) income before reclassifications	(5,138)	13,768
Amounts reclassified from AOCI (a)	(7,990)	(12,922)
Tax effect (c)	3,026	(260)
Other comprehensive (loss) income, net of tax	(10,102)	586
Ending balance	$11,469	$21,571
Pension and Other Postretirement Plans
Beginning balance	$4,225	$4,203
Other comprehensive (loss) income before reclassifications	(557)	939
Amounts reclassified from AOCI (b)	(856)	(911)
Tax effect (c)	1,390	(6)
Other comprehensive (loss) income, net of tax	(23)	22
Ending balance	$4,202	$4,225
Investments in Convertible Preferred Securities
Beginning balance	$258	$258
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from AOCI	(258)	—
Tax effect	—	—
Other comprehensive income (loss), net of tax	(258)	—
Ending balance	$—	$258

Total AOCI Ending Balance	$11,337	$12,585
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
(c)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.

9. Fair Value Measurements

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis:

(in thousands)	December 31, 2025
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$46,193	$38,684	$—	$84,877
Provisionally priced contracts (b)	(83,883)	(42,089)	—	(125,972)
Convertible preferred securities (c)	—	—	18,190	18,190
Other assets and liabilities (d)	874	15,986	—	16,860
Total	$(36,816)	$12,581	$18,190	$(6,045)
The Andersons, Inc. | 2025 Form 10-K | 52

(in thousands)	December 31, 2024
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$47,721	$42,330	$—	$90,051
Provisionally priced contracts (b)	(12,203)	(45,017)	—	(57,220)
Convertible preferred securities (c)	—	—	14,190	14,190
Other assets and liabilities (d)	2,711	29,183	—	31,894
Total	$38,229	$26,496	$14,190	$78,915
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

The Andersons, Inc. | 2025 Form 10-K | 53

A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2025	2024
Assets at January 1,	$14,190	$15,625
Additional investments	4,000	100
Gains (losses) included in Other income, net	—	(1,535)
Assets at December 31,	$18,190	$14,190

The following tables summarize quantitative information about the Company's Level 3 fair value measurements:

Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2025	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$18,190	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of 12/31/2024	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$14,190	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no non-recurring fair value measurements as of December 31, 2025, and 2024.

As of December 31, 2025, and 2024, the estimated fair value of long-term debt, including the current portion, was $618.7 million and $635.4 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities. The Company considers this to be a level 2 fair value measurement.

The Andersons, Inc. | 2025 Form 10-K | 54

10. Segment Information

Reportable segments are components of the Company for which discrete financial information is available and that are regularly evaluated by the Chief Operating Decision Maker (“CODM”). The Company has identified the Chief Executive Officer to be the Company's CODM as he has final authority over performance assessment and resource allocation decisions. The CODM regularly receives and uses discrete financial information for each reportable segment as well as select supplemental financial information for certain business units. The CODM uses this information to assess segment performance and allocate resources by comparing actual results to forecasted and historical information and discussing observations with the broader leadership team responsible for managing each segment. These reviews occur on a regular basis and include probing inquiries, analysis of both company-specific and market-based factors, and consideration of trends impacting each segment. The CODM evaluates performance and allocates resources to each reportable segment primarily based on the segment profit or loss, which represents each segment’s Income (loss) before income taxes.

The Company’s operations include two reportable business segments that are distinguished primarily on the basis of products and services. The Agribusiness segment includes commodity merchandising, the operation of terminal grain elevator facilities, and the manufacturing and distribution of plant nutrient products. The Renewables segment produces and sells ethanol and co-products, while also managing a merchandising portfolio that includes ethanol, ethanol co-products, and renewable feedstocks. Other includes corporate income and expenses, costs for shared support functions that support the operating segments, and various elimination and consolidation adjustments. Each segment is managed separately under the Company's organizational structure, reflecting differences in strategic objectives, operational processes, and management accountability.

Effective January 1, 2025, the Company realigned its organizational structure to better reflect updates in management reporting resulting in a change in reportable segments. As a result, the former Trade segment was combined with the former Nutrient & Industrial segment in the newly formed Agribusiness segment along with several smaller business lines being moved between the Agribusiness and Renewables segments. Management assessed the impact of the recast on the related reporting units and determined that a recast of goodwill balances between segments was not material. All prior period segment information has been recast to conform to the current year presentation.

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

	Year Ended December 31, 2025
(in thousands)	Agribusiness	Renewables	Total
Sales and merchandising revenues	$8,260,004	$2,748,924	$11,008,928
Cost of sales and merchandising revenues	7,703,097	2,592,180	10,295,277
Operating, administrative and general expenses	486,935	42,680	529,615
Asset impairment (a)	14,777	3,352	18,129
Interest expense	43,482	5,681	49,163
Other segment items (b)	44,874	35,071	79,945
Segment income before income taxes	$56,587	$140,102	$196,689
Less: corporate expenses			55,220
Income before income taxes			$141,469
(a) Asset impairments of $14.8 million in the Agribusiness segment as a result of closing several smaller underperforming grain and nutrient locations along with a facility that was damaged from a grain explosion. There was also a $3.4 million charge in the Renewables segment related to the discontinued use of equipment for corn oil refinement.
(b) Other segment items for each reportable segment includes:
Agribusiness - property insurance recoveries, interest income, patronage income, amongst other items.
Renewables - clean fuel production tax credits, interest income, patronage income, amongst other items.
The Andersons, Inc. | 2025 Form 10-K | 55

	Year Ended December 31, 2024
(in thousands)	Agribusiness	Renewables	Total
Sales and merchandising revenues	$8,456,381	$2,801,167	$11,257,548
Cost of sales and merchandising revenues	7,933,389	2,630,233	10,563,622
Operating, administrative and general expenses	418,110	37,011	455,121
Interest expense	30,911	2,828	33,739
Other segment items (a)	35,185	8,665	43,850
Segment income before income taxes	$109,156	$139,760	$248,916
Less: corporate expenses			48,159
Income before income taxes			$200,757
(a) Other segment items for each reportable segment includes:
Agribusiness - interest income, property insurance recoveries, patronage income, amongst other items.
Renewables - interest income, a gain on the deconsolidation of the ELEMENT joint venture, patronage income, amongst other items.

	Year Ended December 31, 2023
(in thousands)	Agribusiness	Renewables	Total
Sales and merchandising revenues	$11,370,491	$3,379,621	$14,750,112
Cost of sales and merchandising revenues	10,844,788	3,159,961	14,004,749
Operating, administrative and general expenses	407,615	36,934	444,549
Asset impairment (a)	—	87,156	87,156
Interest expense	42,548	6,087	48,635
Other segment items (b)	32,398	15,037	47,435
Segment income before income taxes	$107,938	$104,520	$212,458
Less: corporate expenses			42,895
Income before income taxes			$169,563
(a) Asset impairment of $87.2 million as the Company recorded an impairment charge related to ELEMENT in the first quarter of 2023, as the plant faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis.
(b) Other segment items for each reportable segment includes:
Agribusiness - interest income, property insurance recoveries, gains on sales of assets & businesses, patronage income, amongst other items.
Renewables - interest income, a gain on the deconsolidation of ELEMENT joint venture, patronage income, Biofuel Producer Program funds, amongst other items.

	Year Ended December 31, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$82,676	$48,036	$2,611	$133,323
Purchases of property, plant and equipment and capitalized software	176,850	49,198	7,075	233,123
Interest income (b)	5,490	1,696	11	7,197
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Year Ended December 31, 2024
(in thousands)	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$72,993	$49,705	$5,106	$127,804
Purchases of property, plant and equipment and capitalized software	95,356	49,808	4,023	149,187
Interest income (b)	16,018	5,075	—	21,093
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.
The Andersons, Inc. | 2025 Form 10-K | 56

	Year Ended December 31, 2023
(in thousands)	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$65,377	$51,408	$8,321	$125,106
Purchases of property, plant and equipment and capitalized software	92,252	54,546	3,645	150,443
Interest income (b)	7,893	5,087	27	13,007
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	December 31,
(in thousands)	2025	2024	2023
Identifiable assets
Agribusiness	$2,847,954	$2,778,025	$2,581,977
Renewables	617,253	680,546	780,477
Other	247,625	662,743	492,553
Total assets	$3,712,832	$4,121,314	$3,855,007

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues from external customers by geographic region
United States	$8,428,904	$8,103,367	$9,772,619
Canada	518,779	517,131	694,774
Mexico	334,275	392,142	533,012
Other	1,726,970	2,244,908	3,749,707
Total	$11,008,928	$11,257,548	$14,750,112

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $47.8 million and $45.8 million in long-lived assets abroad at December 31, 2025, and 2024, respectively with substantially all of the foreign long-lived assets located within Canada for both periods presented.

The Andersons, Inc. | 2025 Form 10-K | 57

11. Leases

The components of lease cost recognized within the Company's Consolidated Statement of Operations were as follows:

		Year Ended December 31,
(in thousands)	Consolidated Statement of Operations Classification	2025	2024	2023
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$20,632	$17,760	$16,123
Operating lease cost	Operating, administrative and general expenses	20,362	14,490	13,203
Finance lease cost
Amortization of right-of-use assets	Cost of sales and merchandising revenues	590	80	120
Amortization of right-of-use assets	Operating, administrative and general expenses	1,526	1,133	1,045
Interest expense on lease liabilities	Interest expense, net	366	346	332
Short-term lease cost	Cost of sales and merchandising revenues	2,798	2,194	2,160
Short-term lease cost	Operating, administrative and general expenses	330	46	144
Variable lease cost	Cost of sales and merchandising revenues	—	—	500
Variable lease cost	Operating, administrative and general expenses	734	468	225
Total lease cost		$47,338	$36,517	$33,852

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,255	$33,094	$30,467
Financing cash flows from finance leases	1,953	1,185	1,270
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	31,159	72,196	48,569
The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheets related to leases:

		December 31,
(in thousands)	Consolidated Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Right of use assets, net	$108,792	$104,630
Finance lease assets	Property, plant and equipment, net	21,259	23,119
Total leased assets		$130,051	$127,749

Liabilities
Current operating leases	Accrued expenses and other current liabilities	$27,081	$25,773
Non-current operating leases	Long-term lease liabilities	71,545	65,312
Total operating lease liabilities		98,626	91,085

Current finance leases	Current maturities of long-term debt	2,037	1,884
Non-current finance leases	Long-term debt, less current maturities	7,559	9,616
Total finance lease liabilities		9,596	11,500
Total lease liabilities		$108,222	$102,585

	As of December 31,
Weighted-Average Remaining Lease Term	2025	2024
Operating leases	8.5 years	10.9 years
Finance leases	5.9 years	6.6 years
The Andersons, Inc. | 2025 Form 10-K | 58

	As of December 31,
Weighted-Average Discount Rate	2025	2024
Operating leases	5.0%	5.0%
Finance leases	4.2%	4.2%

The following table outlines maturities of the Company's lease liabilities as of December 31, 2025:

(in thousands)	Operating Leases	Finance Leases
2026	$32,254	$2,414
2027	23,602	2,229
2028	14,126	2,075
2029	7,816	2,394
2030	5,576	690
Thereafter	61,543	1,289
Total lease payments	144,917	11,091
Less: interest	46,291	1,495
Total	$98,626	$9,596

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

Specifically, the Company is party to a non-regulatory litigation claim related to the receivership of its former consolidated subsidiary. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. Given the preliminary status of the claim, the Company does not believe an amount in excess of current reserves is determinable.

The estimated losses for all other outstanding claims that are considered reasonably possible and estimable are not material.

The Andersons, Inc. | 2025 Form 10-K | 59

13. Stock Compensation Plans

The Company's 2019 Long-Term Incentive Compensation Plan, dated February 22, 2019, and subsequently approved by shareholders on May 10, 2019, and amended and restated on May 6, 2022, is authorized to issue up to 7.0 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 2.4 million shares remain available for issuance at December 31, 2025.

Stock compensation expense and related income tax impacts were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock compensation expense	$16,984	$13,629	$12,857
Income tax (expense) benefit related to stock compensation	(332)	1,510	1,207

Restricted Stock Units ("RSUs")

These awards are contingent to requisite service periods established within the grant documents and range from 1 to 3 years. RSUs graded vest in conjunction with the requisite service period. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the requisite service period on a straight-line basis.

A summary of the status of the Company's non-vested RSUs as of December 31, 2025, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	243	$50.16
Granted	230	39.31
Vested	(144)	44.90
Forfeited	(13)	44.92
Non-vested at December 31, 2025	316	$44.86

	Year Ended December 31,
	2025	2024	2023
Total fair value of shares vested (in thousands)	$6,486	$5,022	$4,369
Weighted-average fair value of RSUs granted	$39.31	$48.93	$44.84

As of December 31, 2025, there was $5.7 million of total unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a weighted-average period of 1.5 years.

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

The Andersons, Inc. | 2025 Form 10-K | 60

A summary of the status of the Company's Modified PSUs as of December 31, 2025, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	218	$60.42
Granted	255	44.23
Vested	—	—
Forfeited	(44)	51.99
Non-vested at December 31, 2025	429	$51.68

	Year Ended December 31,
	2025	2024	2023
Total fair value of shares vested (in thousands)	$—	$—	$—
Weighted-average fair value of Modified PSUs granted	$44.23	$60.42	$—

As of December 31, 2025, there was approximately $7.6 million unrecognized compensation cost related to non-vested Modified PSUs that is expected to be recognized over a weighted-average period of 1.7 years.

Earnings Per Share-Based Performance Share Units (“EPS PSUs”)

Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2023 at the maximum amount available for issuance. The EPS PSUs awards were discontinued after the 2023 grant in favor of the Modified PSUs as explained above.

A summary of the status of the Company's EPS PSUs as of December 31, 2025, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	226	$45.39
Granted	—	—
Vested	(99)	44.56
Forfeited	(9)	46.04
Non-vested at December 31, 2025	118	$46.04

	Year Ended December 31,
	2025	2024	2023
Total fair value of shares vested (in thousands)	$4,407	$3,646	$2,150
Weighted-average fair value of EPS PSUs granted	$—	$—	$46.04

As of December 31, 2025, there was no remaining unrecognized compensation cost related to non-vested EPS PSUs as all remaining non-vested awards will be settled in early 2026.

Total Shareholder Return-Based Performance Share Units (“TSR PSUs”)

Each TSR PSU gives the participant the right to receive common shares dependent on total shareholder return on the Company's Common Shares over a 3-year period. At the end of the period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. The TSR PSUs awards were discontinued after the 2023 grant in favor of the Modified PSUs as explained above.

The Andersons, Inc. | 2025 Form 10-K | 61

A summary of the status of the Company's TSR PSUs as of December 31, 2025, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	226	$67.97
Granted	—	—
Vested	(46)	66.90
Forfeited	(62)	67.18
Non-vested at December 31, 2025	118	$68.80

	Year Ended December 31,
	2025	2024	2023
Total fair value of shares vested (in thousands)	$3,043	$4,851	$2,853
Weighted-average fair value of TSR PSUs granted	$—	$—	$64.06

As of December 31, 2025, there was no remaining unrecognized compensation cost related to non-vested TSR PSUs as all remaining non-vested awards will be settled in early 2026.

Employee Share Purchase Plan (the “ESP Plan”)

The ESP Plan allows employees to purchase common shares through payroll withholdings. The Company's 2004 ESP Plan, restated and amended in 2023, is authorized to issue up to 500 thousand common shares. The Company has approximately 218 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock. This liability is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2025	2024	2023
Risk free interest rate	4.16%	4.79%	4.73%
Dividend yield	1.89%	1.29%	2.07%
Volatility factor of the expected market price of the common shares	32%	36%	53%
Expected life for the options (in years)	1.0	1.0	1.0

The Andersons, Inc. | 2025 Form 10-K | 62

14. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024, are as follows:

(in thousands)	Agribusiness(a)	Renewables	Total
Balance at December 31, 2023	$119,067	$8,789	$127,856
Acquisitions	—	—	—
Balance at December 31, 2024	$119,067	$8,789	$127,856
Acquisitions	—	—	—
Balance at December 31, 2025	$119,067	$8,789	$127,856

(a) The Agribusiness segment is shown net of accumulated impairment losses of $116.0 million for all periods presented.

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the fair value of each reporting unit with its carrying value. Fair value is computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows discounted at the weighted average cost of capital ("WACC"). The market approach estimates fair value by applying cash flow market multiples to the reporting unit's past operating performance and estimated future results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. Any excess of the carrying value of the goodwill over the fair value will be recorded as an impairment loss.

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. As of October 1, 2025, the goodwill related to one of the reporting units within the Agribusiness segment is determined to have the greatest risk of future impairment charges given the difference (approximately 12%) between the fair value and carrying value of the reporting unit. If the Company's projected future cash flows were lower, the assumed weighted average cost of capital were higher, or selected market multiples were lower, the testing performed at the annual assessment date may have indicated an impairment of the goodwill. Any impairment charges that the Company may take in the future could be material to its Consolidated Statements of Operations and financial condition.

The Company's other intangible assets are as follows:

				December 31,
				2025			2024
(in thousands)	Useful Life (in years)			Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Intangible asset class
Customer lists	3	to	10	$125,278	$81,387	$43,891	$153,410	$97,645	$55,765
Software	2	to	10	100,858	81,912	18,946	91,615	80,054	11,561
Non-compete agreements	1	to	7	20,978	20,809	169	22,277	21,756	521
Supply agreement	10	to	10	4,620	4,620	—	8,720	8,720	—
Trademarks and patents	7	to	10	4,460	4,323	137	16,049	15,437	612
Other	3	to	10	812	445	367	14,241	13,355	886
				$257,006	$193,496	$63,510	$306,312	$236,967	$69,345
Amortization expense for intangible assets was $16.8 million, $22.5 million, and $24.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Expected future annual amortization expense for the assets above is as follows: 2026 -- $14.7 million; 2027 -- $14.6 million; 2028 -- $12.6 million; 2029 -- $3.0 million; 2030 -- $2.7 million; and thereafter -- $15.9 million.

The Andersons, Inc. | 2025 Form 10-K | 63

15. Other Income, Net

The following table sets forth the items in Other income, net for the periods presented below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Clean fuel production credits	$34,986	$—	$—
Property insurance recoveries	27,002	9,781	11,807
Interest income	7,197	21,093	13,007
Patronage income	6,686	3,604	3,046
Gain on deconsolidation of joint venture	—	3,117	6,544
Biofuel Producer Program funds	—	—	2,190
Other	2,469	4,616	13,889
Total	$78,340	$42,211	$50,483

Individually significant items included in the table above are:

Clean fuel production credits - The Inflation Reduction Act, enacted on August 16, 2022, introduced Section 45Z of the Internal Revenue Code, offering clean fuel production credits to incentivize low-carbon fuel production starting January 1, 2025. This replaces previous fuel-related credits and supports efforts to reduce greenhouse gas emissions, strengthen energy security, and boost rural economies. On July 4, 2025, the credit was extended through 2029 under the One Big Beautiful Bill Act. Eligible producers of clean transportation fuels can receive up to $1 per gallon. Under guidance available in 2025, the credit is indexed annually for inflation, and eligibility is based on lifecycle emissions, production location, and sales to unrelated parties.

For the year ended December 31, 2025, the Company recognized $35.0 million of Section 45Z credits once there was reasonable assurance the conditions of the year-to-date credit conditions were satisfied. The Company intends to apply these credits to reduce its income tax liability and monetize any remaining credits through sales to third parties.

Property insurance recoveries- The vast majority of the property insurance recoveries recorded in 2025 are related to a current year incident at a grain terminal in Sunray, Texas. In 2024 and 2023, property insurance recoveries were related to prior period incidents at Agribusiness grain locations in Indiana, Michigan, and Louisiana.

Interest income - Substantially all of interest income recorded by the Company was due to the amount of cash and cash equivalents on hand in all periods presented.

Patronage income - As part of the Company's normal operations it relies heavily on short-term lines of credit in order to support working capital needs in addition to long-term debt presented on the Consolidated Balance Sheets. As part of these programs, the Company receives patronage income from its lenders.

Gain on deconsolidation of joint venture - On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT, under the VIE consolidation model, the Company deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Consolidated Financial Statements. As a result of these activities, the Company recognized a gain on deconsolidation. See Note 17 for additional information.

Biofuel Producer Program funds - The USDA as a part of the Biofuel Producer Program, created under CARES Act, provided funding to support biofuel producers who faced unexpected market losses due to the COVID-19 pandemic. In 2023, the Company received proceeds of $2.2 million under this program.

The Andersons, Inc. | 2025 Form 10-K | 64

16. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock awards.

The components of basic and diluted earnings per share were as follows:

(in thousands except per common share data)	Year Ended December 31,
	2025	2024	2023
Net income	$119,301	$170,700	$132,529
Less: Net income attributable to noncontrolling interests	23,588	56,688	31,339
Net income attributable to The Andersons Inc. common shareholders	$95,713	$114,012	$101,190

Weighted-average shares outstanding - basic	34,036	34,032	33,718
Effect of dilutive awards	301	290	664
Weighted-average shares outstanding – diluted	34,337	34,322	34,382

Earnings per share attributable to The Andersons, Inc. common shareholders:
Earnings per share - basic	$2.81	$3.35	$3.00
Earnings per share - diluted	$2.79	$3.32	$2.94

Anti-dilutive share based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

The Andersons, Inc. | 2025 Form 10-K | 65

17. ELEMENT

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

On January 31, 2024, the receiver sold substantially all of the assets of ELEMENT for approximately $44.0 million. From the point of deconsolidation to December 31, 2023, the ELEMENT entity continued to incur losses and made no payments on the outstanding receivables or loan mentioned previously until the first quarter of 2024. The Company recognized an additional $3.1 million gain on deconsolidation in the first quarter of 2024 recorded in Other income, net in the Condensed Consolidated Statements of Operations as the amount of cash distributed to the Company related to its receivables from ELEMENT exceeded management's estimate at the time of deconsolidation. No equity method losses related to ELEMENT have been recorded since deconsolidation as the investment is in a negative position for all periods presented.

The Andersons, Inc. | 2025 Form 10-K | 66

18. Business Acquisition

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

The purchase price allocation was finalized in the second quarter of 2025. Measurement period adjustments recorded in 2025 were not material. The summarized purchase price allocation is as follows:

(in thousands)
Cash consideration paid	$85,000
Total purchase price consideration	85,000

Cash and cash equivalents	65,388
Accounts receivable	47,963
Notes receivable	2,868
Inventories	220,547
Other current assets	21,396
Right of use assets	19,250
Other assets, net	1,334
Investments	12,932
Property, plant and equipment, net	131,498
523,176

Trade and other payables	74,528
Short-term debt	218,989
Current maturities of long-term debt	11,247
Accrued expense and other current liabilities	14,099
Other liabilities	14,992
Long-term debt	58,552
392,407
Noncontrolling interest	45,769
Net assets acquired	$85,000

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
If the Skyland acquisition was effective January 1, 2024, the Company's pro forma net sales and net income for the twelve months ended December 31, 2024 were $11,748.0 million and $170.5 million, respectively. Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a blended federal, state, and local tax rate of 25%. Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not reflect any operating efficiencies or cost savings that the Company believes are achievable.

The Andersons, Inc. | 2025 Form 10-K | 67

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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
The Andersons, Inc. | 2025 Form 10-K | 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 18, 2026

The Andersons, Inc. | 2025 Form 10-K | 69

Item 9B. Other Information

During the three months ended December 31, 2025, one of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

On December 13, 2025, Patrick Bowe, Chairman, entered into a Rule 10b5-1 plan to sell up to 100,000 shares of the Company's common stock, based on certain price parameters, from March 16, 2026, to December 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

The Andersons, Inc. | 2025 Form 10-K | 70

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be provided in the Company’s definitive proxy statement to be filed with the SEC within 120 days of December 31, 2025, in connection with the Company’s 2026 annual meeting of shareholders (the "2026 Proxy Statement"), and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item will be provided in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be provided in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be provided in the 2026 Proxy Statement and is incorporated herein by reference.

The Andersons, Inc. | 2025 Form 10-K | 71

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

(b) Exhibit Listing

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Articles of Incorporation.	10-K	3.1	December 31, 2019

3.2	Code of Regulations of The Andersons, Inc.	S-4/A	Annex B	May 19, 1995

4.1	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 033-58963).	S-4/A	4.1	May 19, 1995

4.2	Description of Securities of the Registrant	10-K	4.2	December 31, 2021

10.01*	2004 Employee Share Purchase Plan Restated and Amended January 2023	DEF 14A	Appendix A	March 9, 2023

10.02*	Amended and Restated 2019 Long-term Incentive Compensation Plan	DEF 14A	Appendix A	March 10, 2022

10.03*	Second Amended and Restated Employment Agreement, dated August 15, 2024, between The Andersons, Inc. and William E. Krueger	8-K	10.1	August 15, 2024

10.04*	Change in Control & Severance Policy	10-K	10.35	December 31, 2018

10.05**	Change in Control & Severance Policy

10.06*	Form of Restricted Share Unit Agreement	10-Q	10.01	March 31, 2023

10.07*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.02	March 31, 2023

10.08*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.03	March 31, 2023

10.09*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.04	March 31, 2023

10.10*	Form of Performance Share Unit - Earnings Per Share & Total Shareholder Return	10-Q	10.1	March 31, 2024

10.11	Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent.	8-K	10.1	January 14, 2019

10.12	Amendment No. 1 to Credit Agreement	10-Q	10.1	September 30, 2020

10.13	Amendment No. 2 to Credit Agreement	8-K	10.1	February 5, 2021
The Andersons, Inc. | 2025 Form 10-K | 72

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

10.14	Amendment No. 3 to Credit Agreement	8-K	10.1	May 6, 2021

10.15	Amendment No. 4 to Credit Agreement	10-K	10.19	December 31, 2021

10.16	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF MARCH 28, 2022)	8-K	10.1	April 1, 2022

10.17	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF JUNE 15, 2023)	10-Q	10.2	June 30, 2023

10.18	TERM LOAN AGREEMENT Dated as of April 3, 2023 among THE ANDERSONS, INC., as the Borrower, FARM CREDIT MID-AMERICA, PCA, as Administrative Agent, and THE LENDERS PARTY HERETO FARM CREDIT MID-AMERICA, PCA, as Sole Lead Arranger and Sole Bookrunner	10-Q	10.1	June 30, 2023

10.19	LOAN AGREEMENT between METLIFE REAL ESTATE LENDING LLC, a Delaware limited liability company, as Lender and THE ANDERSONS, INC., an Ohio corporation, as Borrower, FIRST MORTGAGE LOAN in the amount of $105,000,000.00 dated as of November 14, 2019. (Schedules within the Loan Agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	November 18, 2019

10.20	First Amendment to Loan Agreement	10-Q	10.1	June 30, 2020

10.21	Second Amendment to Loan Agreement	10-K	10.31	December 31, 2024

10.22	Second Amended and Restated Loan Agreement (as amended) by and between SCOTIABANK ASSET FINANCE, a division of The Bank of Nova Scotia as Administrative Agent and THE LENDERS THAT ARE SIGNATORIES HERETO as Lenders and THE ANDERSONS CANADA LIMITED	10-Q	10.1	June 30, 2024

10.23	Third Amended and Restated Loan Agreement	10-Q	10.2	September 30, 2025

10.24	AMENDED AND RESTATED CREDIT AGREEMENT by and among SKYLAND GRAIN, L.L.C., THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent, Issuing Lender and Swing Line Lender COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Joint Bookrunners	8-K	10.2	November 6, 2024

10.25	First Amendment to Amended and Restated Credit Agreement	10-Q	10.1	March 31, 2025

10.26	Unit Purchase Agreement	8-K	10.1	July 31, 2025

19.1	Insider Trading Policy	10-K	19.1	December 31, 2024

21.1**	Consolidated Subsidiaries of The Andersons, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

The Andersons, Inc. | 2025 Form 10-K | 73

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350.

97.1	Recoupment Policy	10-K	97.1	December 31, 2023

101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

The Andersons, Inc. | 2025 Form 10-K | 74

 Item 16. Form 10-K Summary

Not applicable

The Andersons, Inc. | 2025 Form 10-K | 75

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts receivable
2025	$48,325	$4,664	$—	$(10,435)	$42,554
2024	35,939	17,637	—	(5,251)	48,325
2023	26,392	11,519	—	(1,972)	35,939
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance for doubtful accounts receivable accounts.

The Andersons, Inc. | 2025 Form 10-K | 76

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC.

Date: February 18, 2026	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ William E. Krueger	President and Chief Executive Officer	2/18/2026	/s/ Pamela S. Hershberger	Director	2/18/2026
William E. Krueger	(Principal Executive Officer)		Pamela S. Hershberger

/s/ Brian A. Valentine	Executive Vice President and Chief Financial Officer	2/18/2026	/s/ Catherine M. Kilbane	Director	2/18/2026
Brian A. Valentine	(Principal Financial Officer)		Catherine M. Kilbane

/s/ Michael T. Hoelter	Vice President, Corporate Controller & Investor Relations	2/18/2026	/s/ Robert J. King, Jr.	Director	2/18/2026
Michael T. Hoelter	(Principal Accounting Officer)		Robert J. King, Jr.

/s/ Patrick E. Bowe	Chairman	2/18/2026	/s/ Ross W. Manire	Director	2/18/2026
Patrick E. Bowe			Ross W. Manire

/s/ Gerard M. Anderson	Director	2/18/2026	/s/ Steven Oakland	Director	2/18/2026
Gerard M. Anderson			Steven Oakland

/s/ Steven K. Campbell	Director	2/18/2026	/s/ John T. Stout, Jr.	Director	2/18/2026
Steven K. Campbell			John T. Stout, Jr.

/s/ Gary A. Douglas	Director	2/18/2026
Gary A. Douglas

The Andersons, Inc. | 2025 Form 10-K | 77