Form 10-Q
period 2026-03-31
Andersons, Inc.
filed 2026-05-06
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2026

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

The registrant had 34,054,056 common shares outstanding at April 24, 2026.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2026	2025
Sales and merchandising revenues	$2,627,266	$2,659,098
Cost of sales and merchandising revenues	2,466,682	2,506,226
Gross profit	160,584	152,872
Operating, administrative and general expenses	144,664	145,754
Interest expense, net	16,838	13,096
Other income, net	34,810	9,191
Income before income taxes	33,892	3,213
Income tax provision (benefit)	4,560	(2,118)
Net income	29,332	5,331
Net (loss) income attributable to noncontrolling interests	(3,856)	5,047
Net income attributable to The Andersons, Inc.	$33,188	$284

Average number of shares outstanding - basic	33,956	34,100
Average number of share outstanding - diluted	34,157	34,316

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share	$0.98	$0.01
Diluted earnings per share	$0.97	$0.01
See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q1 2026 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,
	2026	2025
Net income	$29,332	$5,331
Other comprehensive loss, net of tax:
Change in unrecognized actuarial loss and prior service cost	(62)	(187)
Foreign currency translation adjustments	(2,433)	1,778
Cash flow hedge activity	1,362	(5,319)
Other comprehensive loss	(1,133)	(3,728)
Comprehensive income	28,199	1,603
Net (loss) income attributable to noncontrolling interest	(3,856)	5,047
Cash flow hedge activity attributable to noncontrolling interest	(55)	257
Comprehensive (loss) income attributable to noncontrolling interest	(3,911)	5,304
Comprehensive income (loss) attributable to The Andersons, Inc.	$32,110	$(3,701)
See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q1 2026 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$72,398	$98,283	$219,219
Accounts receivable, net	772,010	652,472	812,482
Inventories	1,398,686	1,365,121	1,249,047
Commodity derivative assets – current	161,858	135,466	155,028
Other current assets	152,153	125,067	92,968
Total current assets	2,557,105	2,376,409	2,528,744
Property, plant and equipment, net	961,401	939,500	860,246
Other assets, net	401,670	396,923	408,692
Total assets	$3,920,176	$3,712,832	$3,797,682
Liabilities and equity
Current liabilities:
Short-term debt	$716,519	$249,420	$222,691
Trade and other payables	633,027	918,691	661,202
Customer prepayments and deferred revenue	222,811	195,331	223,702
Commodity derivative liabilities – current	67,682	51,153	69,648
Current maturities of long-term debt	23,466	63,375	62,675
Accrued expenses and other current liabilities	207,125	208,427	194,390
Total current liabilities	1,870,630	1,686,397	1,434,308
Long-term debt, less current maturities	569,063	560,016	588,087
Other long-term liabilities	170,638	176,184	180,853
Total liabilities	2,610,331	2,422,597	2,203,248
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,211, 34,211 and 34,188 shares issued at 3/31/2026, 12/31/2025 and 3/31/2025, respectively)	144	144	143
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	201,083	208,425	382,623
Treasury shares, at cost (157, 370 and 0 shares at 3/31/2026, 12/31/2025 and 3/31/2025, respectively)	(8,074)	(14,080)	—
Accumulated other comprehensive income	10,204	11,337	8,857
Retained earnings	1,065,186	1,038,953	964,114
Total shareholders’ equity of The Andersons, Inc.	1,268,543	1,244,779	1,355,737
Noncontrolling interests	41,302	45,456	238,697
Total equity	1,309,845	1,290,235	1,594,434
Total liabilities and equity	$3,920,176	$3,712,832	$3,797,682
See Notes to Condensed Consolidated Financial Statements.
The Andersons, Inc. | Q1 2026 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2026	2025
Operating Activities
Net income	$29,332	$5,331
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	34,112	34,340
Other	4,701	17,303
Changes in operating assets and liabilities:
Accounts receivable	(120,542)	(53,268)
Inventories	(34,986)	38,531
Commodity derivatives	(13,235)	1,076
Other current and non-current assets	(22,535)	(8,558)
Payables and other current and non-current liabilities	(270,522)	(384,775)
Net cash used in operating activities	(393,675)	(350,020)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(51,712)	(46,548)
Other	2,248	2,717
Net cash used in investing activities	(49,464)	(43,831)
Financing Activities
Net proceeds under short-term lines of credit	467,584	56,044
Proceeds from issuance of long-term debt	86,250	14,700
Payments of long-term debt	(116,774)	(8,416)
Value of shares withheld for taxes	(6,996)	(3,837)
Dividends paid	(6,846)	(6,693)
Payments of debt issuance costs	(5,435)	—
Other	—	(1,353)
Net cash provided by financing activities	417,783	50,445
Effect of exchange rates on cash and cash equivalents	(529)	854
Decrease in cash and cash equivalents	(25,885)	(342,552)
Cash and cash equivalents at beginning of period	98,283	561,771
Cash and cash equivalents at end of period	$72,398	$219,219
See Notes to Condensed Consolidated Financial Statements.
The Andersons, Inc. | Q1 2026 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2024	$142	$385,609	$(2,860)	$12,585	$970,710	$233,650	$1,599,836
Net income					284	5,047	5,331
Other comprehensive loss				(1,440)			(1,440)
Amounts reclassified from accumulated other comprehensive loss				(2,288)			(2,288)
Stock awards issued to employees and directors, net of income tax of $0 (100 shares)	1	(3,454)	4,043				590
Purchase of treasury shares (30 shares)			(1,184)				(1,184)
Dividends declared ($0.195 per common share)					(6,667)		(6,667)
Stock award dividend equivalents		468	1		(213)		256
Balance at March 31, 2025	$143	$382,623	$—	$8,857	$964,114	$238,697	$1,594,434

Balance at December 31, 2025	$144	$208,425	$(14,080)	$11,337	$1,038,953	$45,456	$1,290,235
Net income (loss)					33,188	(3,856)	29,332
Other comprehensive income (loss)				228		(269)	(41)
Amounts reclassified from accumulated other comprehensive loss				(1,361)		(29)	(1,390)
Stock awards issued to employees and directors, net of income tax of $0 (214 shares)		(7,886)	6,006				(1,880)
Dividends declared ($0.20 per common share)					(6,811)		(6,811)
Stock award dividend equivalents		544			(144)		400
Balance at March 31, 2026	$144	$201,083	$(8,074)	$10,204	$1,065,186	$41,302	$1,309,845

See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q1 2026 Form 10-Q | 5

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2025, has been included as the Company operates in several seasonal industries.

The Condensed Consolidated Balance Sheet data at December 31, 2025, was derived from the audited Consolidated Financial Statements but does not include all disclosures required by GAAP. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The Andersons Marathon Holdings LLC ("TAMH") Equity Acquisition

On July 31, 2025, the Company finalized a unit purchase agreement with MPC Investment LLC ("Marathon") to acquire the remaining 49.9% ownership interest in TAMH for cash consideration of $425.0 million.

TAMH was comprised of four ethanol production facilities located in Iowa, Indiana, Michigan, and Ohio, with a combined annual production of approximately 500 million gallons. Prior to this transaction, the Company owned a 50.1% interest in TAMH and managed the facilities under a management agreement, providing services such as corn origination, ethanol marketing, and risk management.

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

Following the closing of the transaction, the Company owns 100% of TAMH. The entity was renamed The Andersons Renewables, LLC and is no longer considered a VIE. Additionally, Marathon, which had been the primary counterparty in related party transactions, is no longer classified as a related party. Any remaining related party activity is considered de minimis.

Inventories

Substantially all of the Company’s inventories consist of commodities and are classified as finished goods. Inventory balances related to manufacturing operations that include work in process or raw materials that are not considered commodities are not significant.

Readily marketable inventories (“RMI”) include agricultural commodity inventories that are carried at net realizable value, which approximates fair value, based on the commodity nature of the inventories, the availability of observable market prices, and established pricing mechanisms. Net realizable value for RMI is determined based on quoted spot prices on commodity exchanges, adjusted for costs of disposal and transportation applicable to the local market.

All inventories other than RMI are stated at the lower of cost or net realizable value. The carrying amount of RMI was $961.3 million, $1,001.3 million, and $828.4 million at March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
The Andersons, Inc. | Q1 2026 Form 10-Q | 6

Debt Amendment

On March 20, 2026, the Company completed an amendment to its credit agreement reducing the capacity of the Company's revolving credit facility from $1,550.0 million to $1,300.0 million, repaid an $86.3 million term loan maturing in 2031 and borrowed an equivalent amount under its existing $170.1 million term loan, extending the maturity of that term note to March 20, 2034.

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

2. Revenue

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

	Three months ended March 31,
(in thousands)	2026	2025
Specialty and primary nutrients	$178,692	$163,806
Premium ingredients	63,125	69,837
Propane and fuels	69,733	91,574
Other	67,347	45,596
Total	$378,897	$370,813

There were no material changes to the nature of the Company's products, performance obligations, timing or significant judgments related to revenue recognition during the period.

The Andersons, Inc. | Q1 2026 Form 10-Q | 7

Contract Balances

The balances of the Company's contract liabilities were $101.9 million and $30.5 million as of March 31, 2026, and December 31, 2025, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customer contracts. Due to the seasonality of this business, contract liabilities are built up in preparation for the spring application season. Revenue is then recognized as the Company fulfills its contract obligations through the application season, which is the reason that contract liabilities were significantly higher at March 31, 2026, when compared to December 31, 2025.

3. Segment Information

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

The Agribusiness segment includes commodity merchandising, the operation of terminal grain elevator facilities, and the manufacturing and distribution of plant nutrient products. The Renewables segment produces and sells ethanol and co-products, while also managing a merchandising portfolio that includes ethanol, feed products, and renewable feedstocks. Other includes corporate income and expenses, costs for shared support functions that support the operating segments, and various elimination and consolidation adjustments.

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

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$1,919,967	$707,299	$2,627,266	$1,993,287	$665,811	$2,659,098
Cost of sales and merchandising revenues	1,786,061	680,621	2,466,682	1,874,689	631,537	2,506,226
Operating, administrative and general expenses	121,420	10,300	131,720	124,489	9,783	134,272
Interest expense	13,688	3,059	16,747	12,826	698	13,524
Other income, net (a)	8,607	26,272	34,879	9,041	1,088	10,129
Segment income (loss)	$7,405	$39,591	$46,996	$(9,676)	$24,881	$15,205
less: Corporate expenses			13,104			11,992
Income before income taxes			$33,892			$3,213
(a) Other income, net for each reportable segment includes:
Agribusiness - patronage income, property insurance recoveries, interest income, amongst other items.
Renewables - clean fuel production credits, interest income, patronage income, amongst other items

The Andersons, Inc. | Q1 2026 Form 10-Q | 8

	Three months ended March 31, 2026				Three months ended March 31, 2025
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$21,490	$11,767	$855	$34,112	$21,685	$11,891	$764	$34,340
Purchases of property, plant and equipment and capitalized software	27,638	20,080	3,994	51,712	35,267	10,796	485	46,548
Interest income (b)	784	32	39	855	1,900	603	9	2,512
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Identifiable assets
Agribusiness	$2,976,519	$2,847,954	$2,825,321
Renewables	718,893	617,253	712,000
Other	224,764	247,625	260,361
Total assets	$3,920,176	$3,712,832	$3,797,682

	Three months ended March 31,
(in thousands)	2026	2025
Revenues from external customers by geographic region
United States	$1,969,124	$2,132,288
Canada	138,437	136,225
Mexico	76,169	69,020
Other	443,536	321,565
Total	$2,627,266	$2,659,098

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $47.3 million, $47.8 million, and $45.8 million of long-lived assets in other countries at March 31, 2026, December 31, 2025, and March 31, 2025, respectively, with substantially all of the foreign long-lived assets located within Canada for all periods presented.

4. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2026	2025
Clean fuel production credits	$26,161	$—
Patronage income	5,227	5,928
Interest income	855	2,512
Other	2,567	751
Total	$34,810	$9,191

Individually significant items included in the table above are:

Clean fuel production credits - For the three months ended March 31, 2026, the Company recognized $26.2 million of Section 45Z clean fuel production credits within the Renewables segment once there was reasonable assurance the conditions of the credit were satisfied.

The Andersons, Inc. | Q1 2026 Form 10-Q | 9

Patronage income - As a part of the Company’s normal operations it relies on short-term lines of credit to support working capital needs in addition to long-term debt. The Company receives patronage income from its lenders as a part of these programs.

Interest income - Substantially all of the Company’s interest income for all periods presented was attributable to balances of cash and cash equivalents.

5. Income Taxes

	Three months ended March 31,
(in thousands)	2026	2025
Income before income taxes	$33,892	$3,213
Income tax provision (benefit)	4,560	(2,118)
Effective tax rate	13.5%	(65.9)%

The difference between the 13.5% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2026, is primarily attributable to nontaxable clean fuel production credits offset by state and local income taxes and nondeductible compensation.

The difference between the (65.9)% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended March 31, 2025, was primarily attributable to a discrete adjustment of unrecognized tax benefits related to prior period U.S. federal research and development tax credits.

6. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	March 31, 2026				December 31, 2025				March 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Unrealized gains on derivative contracts:
Commodities (a)	$62,313	$144,027	$—	$206,340	$65,257	$108,255	$—	$173,512	$76,283	$136,503	$—	$212,786
Interest rate (b)	—	18,291	—	18,291	—	17,084	—	17,084	—	23,202	—	23,202
Convertible preferred securities (c)	—	—	—	—	—	—	18,190	18,190	—	—	14,190	14,190
Other (d)	6,907	—	—	6,907	8,569	—	—	8,569	7,633	—	—	7,633
Total Assets	69,220	162,318	—	231,538	73,826	125,339	18,190	217,355	83,916	159,705	14,190	257,811
Liabilities
Unrealized losses on derivative contracts:
Commodities (a)	117,409	95,583	—	212,992	19,064	69,571	—	88,635	27,522	96,252	—	123,774
Interest rate (b)	—	762	—	762	—	1,097	—	1,097	—	849	—	849
Provisionally priced payables (e)	48,796	18,885	—	67,681	83,883	42,089	—	125,972	8,408	19,206	—	27,614
Other (d)	7,563	—	—	7,563	7,695	—	—	7,695	2,580	—	—	2,580
Total liabilities	$173,768	$115,230	$—	$288,998	$110,642	$112,757	$—	$223,399	$38,510	$116,307	$—	$154,817
(a)Unrealized gains and losses on commodity derivative contracts are recorded in Commodity derivative assets - current and Commodity derivative liabilities - current for contracts with maturities of 12 months or less on the Condensed Consolidated Balance Sheets. Substantially all commodity derivative assets and liabilities have maturities within the next 12 months.
(b)Unrealized gains and losses on interest rate derivative contracts are recorded in Other current assets and Accrued expenses and other current liabilities for contracts maturing within 12 months, and in Other assets, net and Other long‑term liabilities for the long‑term portion, on the Condensed Consolidated Balance Sheets.
(c)Convertible preferred securities in several early-stage enterprises are recorded in Other assets, net within the Condensed Consolidated Balance Sheets.
(d)Other assets and liabilities also include the fair value of marketable securities and investments held in the Company’s deferred compensation plan, recorded in Other current assets and offset by the related obligation to fund the plan in Accrued expenses and other current liabilities. In addition, unrealized gains and losses on foreign currency contracts are generally recorded in Other current assets and Accrued expenses and other current liabilities.
(e)Provisionally priced payables are contracts for agricultural commodities received that are based on underlying futures values (Level 1) and both basis and futures are marked at fair value (Level 2). These amounts are recorded in Trade and other payables within the Condensed Consolidated Balance Sheets.

The Andersons, Inc. | Q1 2026 Form 10-Q | 10

There were no significant changes in valuation techniques or inputs regarding the assets and liabilities measured at fair value during the period.

There were no nonrecurring level 3 fair value measurements as of March 31, 2026, December 31, 2025, or March 31, 2025.

The Company has investments in equity securities that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company has held-to-maturity debt securities that are recorded at amortized cost.

The fair value of the Company’s cash equivalents, cash collateral, accounts receivable, and accounts payable approximate their carrying value as they are close to maturity.

Long‑term debt, including the current portion, is carried at amortized cost on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2026, December 31, 2025, and March 31, 2025, the estimated fair value of long-term debt, including the current portion, was $587.5 million, $618.7 million, and $644.7 million, respectively. The estimated fair values were determined based on the Company’s current credit standing and market interest rates available to the Company for long‑term borrowings with similar terms and remaining maturities. The Company considers these fair value estimates to be Level 2 measurements.

7. Derivatives

The Company uses derivative instruments to manage exposures to interest rate and commodity price risks. There were no changes to the Company's hedging strategy during the period and as these derivatives impact the financial statements in different ways, they are discussed separately below.

Derivatives Designated as Hedging Instruments

Interest rate derivatives - The Company has entered into interest rate swap agreements to reduce exposure to variability in cash flows associated with its variable‑rate debt. These derivatives are designated and qualify as cash flow hedges. As of March 31, 2026, the aggregate notional amount of these interest rate swaps was approximately $400.0 million, with maturities extending through 2031. The effects of these cash flow hedges are recorded in Interest expense, net, and in Operating activities within the Condensed Statements of Cash Flows consistent with the accounting for the hedged debt.

Derivatives Not Designated as Hedging Instruments

Commodity derivatives - The Company uses commodity derivative instruments primarily to manage exposures related to inventory positions and forward purchase and sales commitments. Contracts to purchase agricultural commodities generally relate to current or future crop years, with delivery periods quoted by regulated commodity exchanges. Contracts to sell commodities to processors or other commercial consumers rarely extend beyond one year. Changes in the fair value of these instruments are recognized in Cost of sales and merchandising revenues and in Operating activities within the Condensed Statements of Cash Flows.

The following table represents the Company’s gross outstanding volumes of commodity derivative contracts as of March 31, 2026:

(in thousands)	Non-exchange Traded	Exchange Traded	Unit of Measure
Agricultural Commodities	19,946	11,977	Metric Tons
Ethanol	635	237	Metric Tons
Propane	—	222	Metric Tons
Other	823	560	Metric Tons

The Andersons, Inc. | Q1 2026 Form 10-Q | 11

The following table presents a reconciliation of the gross recognized derivative assets and liabilities to the net amounts reported on the Company’s Condensed Consolidated Balance Sheets, reflecting the impact of enforceable master netting arrangements and related cash collateral. The Company’s enforceable master netting arrangements and rights of setoff did not change during the period.

	March 31, 2026
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$206,340	$(143,337)	$63,003	$—	$104,507	$167,510
Interest rate (c)	18,291	—	18,291	(105)	—	18,186
Total derivative assets	224,631	(143,337)	81,294	(105)	104,507	185,696

Derivative Liabilities
Commodity (b)	212,992	(143,337)	69,655	—	—	69,655
Interest rate (c)	762	—	762	(105)	—	657
Total derivative liabilities	$213,754	$(143,337)	$70,417	$(105)	$—	$70,312

	December 31, 2025
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$156,780	$(37,384)	$119,396	$—	$16,732	$136,128
Interest rate (c)	17,402	—	17,402	(21)	—	17,381
Total derivative assets	174,182	(37,384)	136,798	(21)	16,732	153,509

Derivative Liabilities
Commodity (b)	88,635	(37,384)	51,251	—	—	51,251
Interest rate (c)	1,097	—	1,097	(21)	—	1,076
Total derivative liabilities	$89,732	$(37,384)	$52,348	$(21)	$—	$52,327

	March 31, 2025
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$224,800	$(47,993)	$176,807	$—	$(12,014)	$164,793
Interest rate (c)	23,201	—	23,201	(174)	—	23,027
Total derivative assets	248,001	(47,993)	200,008	(174)	(12,014)	187,820

Derivative Liabilities
Commodity (b)	123,774	(47,993)	75,781	—	—	75,781
Interest rate (c)	849	—	849	(174)	—	675
Total derivative liabilities	$124,623	$(47,993)	$76,630	$(174)	$—	$76,456
(a) Amounts not offset represents the impact of those amounts recorded on a gross basis within the Condensed Consolidated Balance Sheets that net against the gross exposure subject to an enforceable master netting arrangement.
(b) The Company’s commodity derivative assets and liabilities are recorded in Commodity derivative assets - current and Commodity derivative liabilities - current for contracts maturing within twelve months, and in Other assets, net and Other long‑term liabilities for contracts with maturities greater than twelve months, within the Condensed Consolidated Balance Sheets.
(c) The Company’s interest rate derivative assets and liabilities are recorded in Other current assets and Accrued expenses and other current liabilities for contracts maturing within twelve months, and in Other assets, net and Other long‑term liabilities for contracts with maturities greater than twelve months, within the Condensed Consolidated Balance Sheets.

The Andersons, Inc. | Q1 2026 Form 10-Q | 12

The following table presents the gains (losses) on derivative instruments recognized in Comprehensive income attributable to The Andersons, Inc.:

		Three months ended March 31,
(in thousands)	Classification	2026	2025
Designated as Hedging Instruments

Interest rate	Gain in Interest expense, net (a)	$1,361	$2,074
	Gain (loss) in Other comprehensive income	1,578	(6,820)

Not Designated as Hedging Instruments

Commodity	(Loss) gain in Cost of sales and merchandising revenues	$(74,797)	$49,998
(a) The entire amount recognized within Interest expense, net was reclassified from Accumulated other comprehensive income.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended March 31,
(in thousands)	2026	2025
Currency Translation Adjustment
Beginning balance	$(4,334)	$(13,469)
Other comprehensive (loss) income before reclassifications	(2,433)	1,778
Tax effect	—	—
Other comprehensive (loss) income, net of tax	(2,433)	1,778
Ending balance	$(6,767)	$(11,691)
Cash Flow Hedges
Beginning balance	$11,469	$21,571
Other comprehensive income (loss) before reclassifications	2,939	(4,746)
Amounts reclassified from AOCI (a)	(1,361)	(2,074)
Tax effect (b)	(216)	1,501
Other comprehensive income (loss), net of tax	1,362	(5,319)
Ending balance	$12,831	$16,252
Pension and Other Postretirement Adjustment
Beginning balance	$4,202	$4,225
Other comprehensive loss before reclassifications	(80)	(1,467)
Amounts reclassified from AOCI (c)	—	(214)
Tax effect (b)	18	1,494
Other comprehensive loss, net of tax	(62)	(187)
Ending balance	$4,140	$4,038
Investments in Convertible Preferred Securities Adjustment
Ending balance	$—	$258

Total AOCI Ending Balance	$10,204	$8,857
(a)Gains and losses on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity the gain or loss is recognized in Other income, net. The Company expects to reclassify approximately $5.4 million into earnings over the next twelve months. See Note 7 for additional information.
(b)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.
(c)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q1 2026 Form 10-Q | 13

9. Commitments and Contingencies

Litigation activities

The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records additional expense. The Company believes that the outcome of its current legal proceedings in which it is a defendant, other than those described below, is not expected to be material, even if resolved unfavorably. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income.

Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, non-recurring losses or income from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time or may result in continued reserves to account for the potential of such post-verdict actions.

The Company is a defendant in a putative class action lawsuit pending in a United States District Court alleging violations of federal commodities and antitrust laws arising from past trading activity. The parties have reached an agreement in principle to resolve plaintiffs' claims. Based on currently available information, management has concluded that a loss related to this matter is probable and reasonably estimable and has recorded an accrual of $5.0 million as of March 31, 2026.

The Company is also party to a non-regulatory litigation claim related to the receivership of its former consolidated subsidiary. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. Given the preliminary status of the claim, the Company does not believe an amount in excess of current reserves is determinable.
The Andersons, Inc. | Q1 2026 Form 10-Q | 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects of economic, weather and agricultural conditions, regulatory conditions, competition globally and in the markets the Company serves, geopolitical risk, fluctuations in cost and availability of commodities, the effectiveness of the Company's internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2025 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

The critical accounting policies and critical accounting estimates, as described in the 2025 Form 10-K, have not materially changed through the first quarter of 2026.

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

Agribusiness

The Agribusiness segment’s first quarter operating results improved from the prior year. The diversified portfolio showed the resilience of its earnings as the segment experienced more volatility return to the market this quarter. As prices rallied during the quarter, more old crop bushels came to market, which provided opportunities for the merchandising businesses. The grain asset footprint saw less basis appreciation than expected as the price rally put pressure on basis values. Fertilizer results improved on higher margins.

Market conditions remain dynamic, and there is the potential of continued volatility that could provide opportunities through 2026 as the group will remain nimble as conditions change. If the volatility continues, more opportunities should shift to the merchandising businesses. We expect the asset footprint, especially in the west, to capture some of the delayed basis appreciation over the next few quarters. Anticipated corn plantings are above the five-year average with expanded margin opportunities in this higher priced environment. The fertilizer business is well positioned heading into the second quarter and the application season for planting.

Total Agribusiness grain storage capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 266 million and 280 million bushels at March 31, 2026 and 2025, respectively. The storage capacity at our nutrient facilities was evenly split between dry and liquid storage with a total capacity of approximately one million tons at March 31, 2026 and 2025.

The Andersons, Inc. | Q1 2026 Form 10-Q | 15

Renewables

The Renewables segment's first quarter operating results improved from the prior year as a result of efficient plant operations and record production. Ethanol demand drove board crush higher year over year but was offset by firmer corn basis and higher natural gas expense. First quarter results include $26.2 million of Section 45Z clean fuel production credits. As expected, each of the ethanol plants qualified for the next tier of credits following rule changes effective in 2026. The merchandising businesses had improved performance, largely driven by volatility surrounding the Renewable Volume Obligations (RVO) announcement, resulting in higher distillers corn oil and RIN values.

Ethanol fundamentals continue to be supportive as we anticipate elevated demand, including increasing global blend rates, high gasoline prices, and planned industry maintenance. Renewable feedstocks should also continue to benefit from the robust RVO.

Ethanol and related co-products volumes sold were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Ethanol (gallons)	172,971	211,792
E-85 (gallons)	9,671	7,970
Renewable feedstocks (pounds)(a)	464,167	357,716
DDG (tons)(b)	478	614
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

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 3, Segment Information.

Comparison of the three months ended March 31, 2026, with the three months ended March 31, 2025, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2026
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,919,967	$707,299	$—	$2,627,266
Cost of sales and merchandising revenues	1,786,061	680,621	—	2,466,682
Gross profit	133,906	26,678	—	160,584
Operating, administrative and general expenses	121,420	10,300	12,944	144,664
Interest expense, net	13,688	3,059	91	16,838
Other income (loss), net	8,607	26,272	(69)	34,810
Income (loss) before income taxes	$7,405	$39,591	$(13,104)	$33,892
Loss before income taxes attributable to the noncontrolling interests	(3,856)	—	—	(3,856)
Non-GAAP Income (loss) before income taxes attributable to the Company	$11,261	$39,591	$(13,104)	$37,748

The Andersons, Inc. | Q1 2026 Form 10-Q | 16

	Three months ended March 31, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,993,287	$665,811	$—	$2,659,098
Cost of sales and merchandising revenues	1,874,689	631,537	—	2,506,226
Gross profit	118,598	34,274	—	152,872
Operating, administrative and general expenses	124,489	9,783	11,482	145,754
Interest expense (income), net	12,826	698	(428)	13,096
Other income (loss), net	9,041	1,088	(938)	9,191
(Loss) income before income taxes	$(9,676)	$24,881	$(11,992)	$3,213
(Loss) income before income taxes attributable to the noncontrolling interest	(4,522)	9,569	—	5,047
Non-GAAP (Loss) income before income taxes attributable to the Company	$(5,154)	$15,312	$(11,992)	$(1,834)

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

Agribusiness

Operating results for the Agribusiness segment increased by $16.4 million from the prior year. Sales and merchandising revenues decreased by $73.3 million, and cost of sales and merchandising revenues decreased by $88.6 million for an increased gross profit impact of $15.3 million. The modest decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be attributed to lower sales volumes in the merchandising businesses. The $15.3 million improvement in gross profit from the prior year reflects a $9.8 million improvement in the Company’s merchandising businesses from recent capital investments and favorable market conditions, along with a $5.0 million increase the Nutrient business driven by stronger margins.

Operating, administrative, and general expenses decreased by $3.1 million compared to the prior year, reflecting $5.0 million of higher bad debt expense in the prior period.

Interest expense increased by $0.9 million, due to increased borrowings on the Company's revolving credit facility.

Renewables

The Renewables segment had a strong first quarter as operating results increased by $24.3 million from prior year as the Company now has full ownership of the ethanol plants and is recording a significant amount of clean fuel production credits. Sales and merchandising revenues and cost of sales and merchandising revenues were slightly higher than the prior year due to both increased volumes and values in renewable feedstocks that were partially offset by lower ethanol sales volumes as ethanol values remained consistent with the prior year. Gross profit decreased by $7.6 million, primarily due to a $12.8 million decline at the ethanol plants. Although the plants operated efficiently with solid yields and higher production, this was offset by firmer corn basis and higher natural gas expenses in the quarter. Partially offsetting the decline at the ethanol plants was the improvement in Company's trading businesses on the final RVO policy and higher RIN values in the quarter.

Interest expense, net increased $2.4 million from the prior year due to increased borrowings on the Company's revolving credit facility.

Other income, net increased by $25.2 million compared to the prior year, primarily driven by the recognition of $26.2 million of clean fuel production credits in the current year.

The Andersons, Inc. | Q1 2026 Form 10-Q | 17

Other

Results declined by $1.1 million, primarily due to increased incentive costs driven by improved results.

Income Taxes

For the three months ended March 31, 2026, the Company recorded income tax expense of $4.6 million. The Company's effective tax rate was 13.5% on income before taxes of $33.9 million. The difference between the 13.5% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to nontaxable clean fuel production credits offset by state and local income taxes and nondeductible compensation.

For the three months ended March 31, 2025, the Company recorded an income tax benefit of $2.1 million. The Company’s effective tax rate was (65.9)% on income before income taxes of $3.2 million. The difference between the (65.9)% effective tax rate and the U.S. federal statutory rate of 21.0% was primarily attributable to a discrete adjustment of unrecognized tax benefits related to prior period U.S. federal research and development tax credits.

The Company and its subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2024. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of zero to $8.7 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not adopted the Pillar Two model rules, several foreign countries have enacted legislation which closely follows OECD’s Pillar Two guidance. Additional OECD guidance issued on January 5, 2026 introduced a "side-by-side" framework which provides relief from certain Pillar Two charging provisions for eligible U.S.-parented multinational groups while keeping foreign country minimum tax regimes in place. The impact of Pillar Two legislation in our relevant jurisdictions is not expected to materially affect the Company's effective tax rate for 2026.

On July 4, 2025, the U.S. passed the OBBBA, which modified the existing international tax framework and permanently extended select provisions of the Tax Cuts and Jobs Act. This legislation is not expected to materially affect the Company's effective tax rate for 2026, with the exception of clean fuel production credits. Changes in the calculation of the carbon intensity score may significantly affect credits, recorded as Other income, resulting in a favorable impact on the effective tax rate through 2029.

The Andersons, Inc. | Q1 2026 Form 10-Q | 18

Liquidity and Capital Resources

Working Capital
At March 31, 2026, the Company had working capital of $686.5 million, a decrease of $408.0 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	March 31, 2026	March 31, 2025	Variance
Current Assets:
Cash and cash equivalents	$72,398	$219,219	$(146,821)
Accounts receivable, net	772,010	812,482	(40,472)
Inventories	1,398,686	1,249,047	149,639
Commodity derivative assets – current	161,858	155,028	6,830
Other current assets	152,153	92,968	59,185
Total current assets	2,557,105	2,528,744	28,361
Current Liabilities:
Short-term debt	716,519	222,691	493,828
Trade and other payables	633,027	661,202	(28,175)
Customer prepayments and deferred revenue	222,811	223,702	(891)
Commodity derivative liabilities – current	67,682	69,648	(1,966)
Current maturities of long-term debt	23,466	62,675	(39,209)
Accrued expenses and other current liabilities	207,125	194,390	12,735
Total current liabilities	1,870,630	1,434,308	436,322
Working Capital	$686,475	$1,094,436	$(407,961)

As of March 31, 2026, current assets increased by $28.4 million compared to the prior year, primarily driven by higher inventory values resulting from increased commodity prices and an additional $62.0 million of clean fuel production credits in Other current assets. These increases were partially offset by a $146.8 million decrease in cash related to the acquisition of the remaining interest in TAMH later in 2025.

Current liabilities increased $436.3 million year over year, primarily driven by $493.8 million of additional borrowings under the Company's revolving credit facilities, reflecting lower cash balances than the prior year following the TAMH transaction and increased market volatility in 2026. The increase in short‑term debt was partially offset by lower current maturities of long‑term debt due to the timing of scheduled debt maturities.

Sources and Uses of Cash

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(393,675)	$(350,020)
Net cash used in investing activities	(49,464)	(43,831)
Net cash provided by financing activities	417,783	50,445

Operating Activities
Operating activities used $393.7 million of cash during the first three months of 2026, compared to $350.0 million of cash used in the same period of 2025. The $43.7 million year-over-year increase in cash use was primarily attributable to a $54.8 million unfavorable shift in operating assets and liabilities through normal business operations, partially offset by stronger earnings in the current year. Excluding the changes in operating assets and liabilities, cash generation from operations has improved from prior year.

Investing Activities
Investing activities used $49.5 million of cash during the first three months of 2026, up from $43.8 million in the prior year. The $5.6 million increase was primarily driven by $5.2 million in higher capital expenditures to support previously announced growth initiatives. Management expects to invest approximately $225 million in property, plant, and equipment in 2026; roughly split 50% between growth and maintenance capital.
The Andersons, Inc. | Q1 2026 Form 10-Q | 19

Financing Activities
Cash provided by financing activities totaled $417.8 million for the three months ended March 31, 2026, compared to $50.4 million for the same period in 2025. The $367.3 million year-over-year increase was primarily driven by $411.5 million of additional borrowings on the Company's short-term lines of credit. This was partially offset by additional net payments of long-term debt of $36.8 million from the prior year.

The Company paid $6.8 million in dividends in the first three months of 2026 compared to $6.7 million paid in the prior period. The Company paid dividends of $0.20 and $0.195 per common share in January of 2026 and 2025, respectively. On February 12, 2026, the Company declared a cash dividend of $0.20 per common share, payable on April 22, 2026, to shareholders of record on April 1, 2026.

The Company is party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $1,802.5 million, reflecting the amendment that reduced the Company's revolving credit facility by $250.0 million, as discussed within Note 1 to the Condensed Financial Statements. As of March 31, 2026, the Company had $1,083.1 million available for borrowing.

Certain long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of March 31, 2026. In addition, certain long-term borrowings are collateralized by mortgages on various facilities.

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
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness. At March 31, 2026, the Company had standby letters of credit outstanding of $2.8 million.
The Andersons, Inc. | Q1 2026 Form 10-Q | 20

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in market risk, specifically commodity and interest rate risk, during the three months ended March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2026, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q1 2026 Form 10-Q | 21

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Refer to Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 9, “Commitments and Contingencies.”

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2025 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2026	—	$—	—	$82,339,037
February 2026	62,322	69.11	—	82,339,037
March 2026	41,184	65.29	—	82,339,037
Total	103,506	$67.59	—	$82,339,037
(a) During the three months ended March 31, 2026, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of March 31, 2026, approximately $17.7 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended March 31, 2026, one of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

On March 6, 2026, Anne Rex, Senior Vice President, entered into a Rule 10b5-1 plan to sell up to 1,827 shares of the Company's common stock, based on certain price parameters, from June 4, 2026, to February 26, 2027.
The Andersons, Inc. | Q1 2026 Form 10-Q | 22

Item 6. Exhibits

Exhibit Number	Description

10.1	Credit Agreement dated as of January 11, 2019 among The Andersons, Inc., the lenders, U.S. Bank National Association, as Administrative Agent (Amended as of March 20, 2026)

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q1 2026 Form 10-Q | 23

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: May 6, 2026	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: May 6, 2026	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q1 2026 Form 10-Q | 24