Form 10-Q
period 2026-06-30
Andersons, Inc.
filed 2026-08-04
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2026

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

The registrant had 33,975,570 common shares outstanding at July 31, 2026.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales and merchandising revenues	$3,097,660	$3,135,869	$5,724,926	$5,794,967
Cost of sales and merchandising revenues	2,873,930	2,977,453	5,340,612	5,483,679
Gross profit	223,730	158,416	384,314	311,288
Operating, administrative and general expenses	173,774	134,589	318,438	280,343
Interest expense, net	15,642	11,495	32,480	24,591
Other income, net	33,023	12,503	67,833	21,694
Income before income taxes	67,337	24,835	101,229	28,048
Income tax provision	13,389	8,028	17,949	5,910
Net income	53,948	16,807	83,280	22,138
Net (loss) income attributable to noncontrolling interests	(2,615)	8,950	(6,471)	13,997
Net income attributable to The Andersons, Inc.	$56,563	$7,857	$89,751	$8,141

Average number of shares outstanding - basic	34,058	34,199	34,007	34,149
Average number of shares outstanding - diluted	34,272	34,298	34,218	34,298

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share	$1.66	$0.23	$2.64	$0.24
Diluted earnings per share	$1.65	$0.23	$2.62	$0.24
See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q2 2026 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$53,948	$16,807	$83,280	$22,138
Other comprehensive (loss) income, net of tax:
Change in unrecognized actuarial loss and prior service cost	(63)	(185)	(125)	(372)
Foreign currency translation adjustments	(1,914)	8,886	(4,347)	10,664
Cash flow hedge activity	1,926	(3,224)	3,288	(8,543)
Other comprehensive (loss) income	(51)	5,477	(1,184)	1,749
Comprehensive income	53,897	22,284	82,096	23,887
Net (loss) income attributable to noncontrolling interest	(2,615)	8,950	(6,471)	13,997
Cash flow hedge activity attributable to noncontrolling interest	(195)	7	(250)	264
Comprehensive (loss) income attributable to noncontrolling interest	(2,810)	8,957	(6,721)	14,261
Comprehensive income attributable to The Andersons, Inc.	$56,707	$13,327	$88,817	$9,626
See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q2 2026 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$66,549	$98,283	$350,970
Accounts receivable, net	755,217	652,472	783,892
Inventories	961,002	1,365,121	771,868
Commodity derivative assets – current	152,333	135,466	147,937
Other current assets	146,684	125,067	120,780
Total current assets	2,081,785	2,376,409	2,175,447
Property, plant and equipment, net	979,618	939,500	883,985
Other assets, net	412,878	396,923	387,059
Total assets	$3,474,281	$3,712,832	$3,446,491
Liabilities and equity
Current liabilities:
Short-term debt	$314,366	$249,420	$104,467
Trade and other payables	603,591	918,691	572,232
Customer prepayments and deferred revenue	87,206	195,331	73,545
Commodity derivative liabilities – current	103,710	51,153	79,253
Current maturities of long-term debt	22,918	63,375	64,210
Accrued expenses and other current liabilities	247,296	208,427	186,902
Total current liabilities	1,379,087	1,686,397	1,080,609
Long-term debt, less current maturities	563,481	560,016	578,464
Other long-term liabilities	174,127	176,184	176,908
Total liabilities	2,116,695	2,422,597	1,835,981
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, without par value(a)	144	144	144
Additional paid-in-capital	204,954	208,425	384,654
Treasury shares, at cost(b)	(11,290)	(14,080)	—
Accumulated other comprehensive income	10,153	11,337	14,334
Retained earnings	1,114,743	1,038,953	965,277
Total shareholders’ equity of The Andersons, Inc.	1,318,704	1,244,779	1,364,409
Noncontrolling interests	38,882	45,456	246,101
Total equity	1,357,586	1,290,235	1,610,510
Total liabilities and equity	$3,474,281	$3,712,832	$3,446,491
(a) 63,000 shares authorized; 34,211, 34,211 and 34,207 shares issued at 6/30/2026, 12/31/2025 and 6/30/2025, respectively.
(b) 194, 370 and 0 shares at 6/30/2026, 12/31/2025 and 6/30/2025, respectively.

See Notes to Condensed Consolidated Financial Statements.
The Andersons, Inc. | Q2 2026 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2026	2025
Operating Activities
Net income	$83,280	$22,138
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	68,746	67,411
Other	29,068	10,311
Changes in operating assets and liabilities:
Accounts receivable	(132,491)	(23,396)
Inventories	402,049	521,356
Commodity derivatives	35,996	19,857
Other current and non-current assets	(14,683)	(31,730)
Payables and other current and non-current liabilities	(377,718)	(636,646)
Net cash provided by (used in) operating activities	94,247	(50,699)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(127,284)	(95,376)
Insurance proceeds	1,108	13,989
Other	2,919	5,680
Net cash used in investing activities	(123,257)	(75,707)
Financing Activities
Net proceeds (payments) under short-term lines of credit	65,443	(64,875)
Proceeds from issuance of long-term debt	86,250	14,700
Payments of long-term debt	(122,982)	(16,645)
Value of shares withheld for taxes	(7,006)	(3,931)
Dividends paid	(13,640)	(13,367)
Payments of debt issuance costs	(5,685)	(159)
Common stock repurchased	(4,607)	(1,184)
Distributions to noncontrolling interests	—	(1,547)
Net cash used in financing activities	(2,227)	(87,008)
Effect of exchange rates on cash and cash equivalents	(497)	2,613
Decrease in cash and cash equivalents	(31,734)	(210,801)
Cash and cash equivalents at beginning of period	98,283	561,771
Cash and cash equivalents at end of period	$66,549	$350,970
See Notes to Condensed Consolidated Financial Statements.
The Andersons, Inc. | Q2 2026 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total Shareholders equity, beginning balances	$1,309,845	$1,594,434	$1,290,235	$1,599,836

Common shares, without par value
Beginning of period	144	143	144	142
Issuance of common shares under share-based payment plans	—	1	—	2
End of period	144	144	144	144
Additional Paid-in Capital
Beginning of period	201,083	382,623	208,425	385,609
Issuance of common shares under share-based payment plans	(1,367)	(79)	(12,225)	(5,872)
Stock compensation expense	5,238	2,110	8,754	4,917
End of period	204,954	384,654	204,954	384,654
Treasury Shares
Beginning of period	(8,074)	—	(14,080)	(2,860)
Issuance of common shares under share-based payment plans	1,401	94	14,403	7,975
Shares withheld related to net settlement of equity awards	(10)	(94)	(7,006)	(3,931)
Purchase of treasury shares	(4,607)	—	(4,607)	(1,184)
End of period	(11,290)	—	(11,290)	—
Accumulated Other Comprehensive Income
Beginning of period	10,204	8,857	11,337	12,585
Other comprehensive (loss) income	(51)	5,477	(1,184)	1,749
End of period	10,153	14,334	10,153	14,334
Retained Earnings
Beginning of period	1,065,186	964,114	1,038,953	970,710
Net income attributable to The Andersons, Inc.	56,563	7,857	89,751	8,141
Dividends and dividend equivalents declared	(7,006)	(6,694)	(13,961)	(13,574)
End of period	1,114,743	965,277	1,114,743	965,277
Noncontrolling Interests
Beginning of period	41,302	238,697	45,456	233,650
Net (loss) income attributable to noncontrolling interests	(2,615)	8,950	(6,471)	13,997
Other comprehensive income attributable to noncontrolling interests	195	—	(103)	—
Distributions to noncontrolling interests	—	(1,546)	—	(1,546)
End of period	38,882	246,101	38,882	246,101

Total Shareholders equity, ending balances	$1,357,586	$1,610,510	$1,357,586	$1,610,510

Dividends declared per share	$0.20	$0.195	$0.40	$0.39

See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q2 2026 Form 10-Q | 5

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2025, has been included as the Company operates in several seasonal industries.

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

All inventories other than RMI are stated at the lower of cost or net realizable value. The carrying amount of RMI was $646.1 million, $1,001.3 million, and $496.6 million at June 30, 2026, December 31, 2025, and June 30, 2025, respectively.
The Andersons, Inc. | Q2 2026 Form 10-Q | 6

Asset Impairment

During the second quarter of 2026, the Company recorded a non-cash impairment charge of $10.6 million related to capitalized engineering and design costs associated with its low-carbon strategy as the Company continues to evaluate potential future ethanol plant expansions. Accordingly, management determined that the carrying value of these capitalized costs was not recoverable and estimated their fair value to be negligible. The impairment charge was recorded within Operating, administrative and general expenses in the Company's Renewables segment.

Debt Amendments

On March 20, 2026, the Company completed an amendment to its credit agreement reducing the capacity of the Company's revolving credit facility from $1,550.0 million to $1,300.0 million, repaid an $86.3 million term loan maturing in 2031 and borrowed an equivalent amount under its existing $170.1 million term loan, extending the maturity of that term note to March 20, 2034.

Skyland Grain, LLC ("Skyland"), a 65% owned consolidated subsidiary of the Company, maintains a revolving credit facility and term loan agreement that are secured by substantially all of Skyland's assets and are non-recourse to the Company and its other subsidiaries.

On June 29, 2026, Skyland entered into an amendment to its credit agreement that provided an additional $10.0 million term loan and modified certain financial covenant requirements. As of June 30, 2026, Skyland had approximately $149.3 million of short-term borrowings and $81.4 million of term debt outstanding, including $9.0 million classified as current maturities of long-term debt.

Management determined that Skyland was not in compliance with the debt service coverage ratio covenant as of June 30, 2026. Subsequent to the measurement date, Skyland received a waiver from the lender related to this covenant violation. Other than the waiver of the noncompliance, no substantive changes were made to the credit agreement, and the lender did not exercise any rights to accelerate repayment of the outstanding debt obligations.

Management evaluated Skyland's projected compliance with its financial covenants through June 30, 2027. Based on projected operating performance, anticipated cash flows, and available borrowing capacity, management believes compliance with the applicable covenant requirements is probable throughout the assessment period. Accordingly, the Company's debt obligations continue to be classified in accordance with the terms of the credit agreement and related waiver. Actual future results could differ from management's forecasts and assumptions and could impact compliance with covenant requirements in future periods.

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

The Andersons, Inc. | Q2 2026 Form 10-Q | 7

2. Revenue

A majority of the Company’s Sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Approximately 83% of the Company's sales contracts are derivatives within the scope of ASC 815, Derivatives and Hedging, with the remaining 17% accounted for under ASC 606. Of the Sales and merchandising revenues within the scope of ASC 606, substantially all of the activity occurs at a point in time with the vast majority residing in the Agribusiness segment. Therefore, a further disaggregation of ASC 606 Sales and merchandising revenues and detail of outstanding contract balances within the Agribusiness segment have been provided below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Specialty and primary nutrients	$384,809	$377,450	$563,501	$541,256
Premium ingredients	60,066	60,269	123,191	130,106
Propane and fuels	32,928	43,950	102,661	135,524
Other	77,656	53,314	145,003	98,910
Total	$555,459	$534,983	$934,356	$905,796

There were no material changes to the nature of the Company's products, performance obligations, timing or significant judgments related to revenue recognition during the period.

Contract Balances

The balances of the Company's contract liabilities were $17.5 million and $30.5 million as of June 30, 2026, and December 31, 2025, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customer contracts. Due to the seasonality of this business, contract liabilities are typically built up in preparation for the spring application season. Revenue is then recognized as the Company fulfills its contract obligations through the application season, which is the reason that contract liabilities were lower at June 30, 2026, when compared to December 31, 2025.

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

The Andersons, Inc. | Q2 2026 Form 10-Q | 8

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$2,113,093	$984,567	$3,097,660	$2,414,827	$721,042	$3,135,869
Cost of sales and merchandising revenues	1,966,315	907,615	2,873,930	2,282,765	694,688	2,977,453
Operating, administrative and general expenses	122,098	34,099	156,197	114,012	8,951	122,963
Interest expense	13,330	2,341	15,671	11,331	725	12,056
Other income, net (a)	8,520	24,469	32,989	12,180	746	12,926
Segment income (loss)	$19,870	$64,981	$84,851	$18,899	$17,424	$36,323
less: Corporate expenses			17,514			11,488
Income before income taxes			$67,337			$24,835
(a) Other income, net for each reportable segment includes:
Agribusiness - patronage income, property insurance recoveries, amongst other items.
Renewables - clean fuel production credits, patronage income, amongst other items.

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$4,033,060	$1,691,866	$5,724,926	$4,408,114	$1,386,853	$5,794,967
Cost of sales and merchandising revenues	3,752,376	1,588,236	5,340,612	4,157,454	1,326,225	5,483,679
Operating, administrative and general expenses	243,518	44,399	287,917	238,501	18,734	257,235
Interest expense	27,018	5,400	32,418	24,157	1,423	25,580
Other income, net (a)	17,127	50,741	67,868	21,221	1,834	23,055
Segment income	$27,275	$104,572	$131,847	$9,223	$42,305	$51,528
less: Corporate expenses			30,618			23,480
Income before income taxes			$101,229			$28,048
(a) Other income, net for each reportable segment includes:
Agribusiness - patronage income, property insurance recoveries, amongst other items.
Renewables - clean fuel production credits, patronage income, amongst other items.

	Three months ended June 30, 2026				Three months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$21,894	$11,876	$864	$34,634	$20,399	$12,018	$654	$33,071
Purchases of property, plant and equipment and capitalized software	38,506	31,310	5,756	75,572	38,886	9,940	2	48,828
Interest income (b)	868	31	72	971	1,359	728	2	2,089
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Six months ended June 30, 2026				Six months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$43,384	$23,643	$1,719	$68,746	$42,084	$23,909	$1,418	$67,411
Purchases of property, plant and equipment and capitalized software	66,144	51,390	9,750	127,284	74,153	20,736	487	95,376
Interest income (b)	1,652	63	111	1,826	3,259	1,331	11	4,601
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

The Andersons, Inc. | Q2 2026 Form 10-Q | 9

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Identifiable assets
Agribusiness	$2,482,297	$2,847,954	$2,214,334
Renewables	759,285	617,253	707,722
Other	232,699	247,625	524,435
Total assets	$3,474,281	$3,712,832	$3,446,491

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues from external customers by geographic region
United States	$2,499,465	$2,426,004	$4,468,589	$4,558,292
Canada	143,979	133,191	282,416	269,416
Mexico	63,350	89,452	139,519	158,472
Other	390,866	487,222	834,402	808,787
Total	$3,097,660	$3,135,869	$5,724,926	$5,794,967

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $46.9 million, $47.8 million, and $48.5 million of long-lived assets in other countries at June 30, 2026, December 31, 2025, and June 30, 2025, respectively, with substantially all of the foreign long-lived assets located within Canada for all periods presented.

4. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Clean fuel production credits	$24,229	$—	$50,390	$—
Property insurance recoveries	6,658	12,175	7,765	12,629
Patronage income	439	688	5,666	6,616
Other	1,697	(360)	4,012	2,449
Total	$33,023	$12,503	$67,833	$21,694

Individually significant items included in the table above are:

Clean fuel production credits - The Company recognized clean fuel production credits under Section 45Z within the Renewables segment once there was reasonable assurance the conditions of the credit were satisfied.

Property insurance recoveries - In 2026, a majority of property insurance recoveries relate to a grain bin collapse at an Ohio facility that occurred in the prior year. In 2025, the majority of property insurance recoveries related to an incident at a grain terminal in Sunray, Texas.

Patronage income - The Company receives patronage income from certain of its lenders, as its normal operations rely on short-term lines of credit to support working capital needs in addition to long-term debt.

5. Income Taxes

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$67,337	$24,835	$101,229	$28,048
Income tax provision	13,389	8,028	17,949	5,910
Effective tax rate	19.9%	32.3%	17.7%	21.1%
The Andersons, Inc. | Q2 2026 Form 10-Q | 10

The difference between the 19.9% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended June 30, 2026, is primarily attributable to nontaxable clean fuel production credits offset by state and local income taxes, nondeductible compensation, valuation allowances on losses in foreign tax jurisdictions, and other taxes.

The difference between the 32.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended June 30, 2025, was primarily attributable to interest accrued on unrecognized tax benefits and valuation allowances on losses in foreign tax jurisdictions offset by the tax impact of noncontrolling interest.

The difference between the 17.7% effective tax rate and the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2026, is primarily attributable to nontaxable clean fuel production credits offset by state and local income taxes, nondeductible compensation, valuation allowances on losses in foreign tax jurisdictions, and other taxes.

The 21.1% effective tax rate was consistent with the U.S. federal statutory tax rate of 21.0% for the six months ended June 30, 2025. This was primarily attributable to state and local income taxes and valuation allowances on losses in foreign tax jurisdictions offset by the tax impact of noncontrolling interest.

6. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	June 30, 2026				December 31, 2025				June 30, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Unrealized gains on derivative contracts:
Commodities (a)	$107,332	$141,712	$—	$249,044	$65,257	$108,255	$—	$173,512	$68,465	$133,218	$—	$201,683
Interest rate (b)	—	20,402	—	20,402	—	17,084	—	17,084	—	19,450	—	19,450
Convertible preferred securities (c)	—	—	—	—	—	—	18,190	18,190	—	—	18,190	18,190
Other (d)	7,746	—	—	7,746	8,569	—	—	8,569	10,164	—	—	10,164
Total Assets	115,078	162,114	—	277,192	73,826	125,339	18,190	217,355	78,629	152,668	18,190	249,487
Liabilities
Unrealized losses on derivative contracts:
Commodities (a)	31,654	131,819	—	163,473	19,064	69,571	—	88,635	27,470	103,183	—	130,653
Interest rate (b)	—	333	—	333	—	1,097	—	1,097	—	1,266	—	1,266
Provisionally priced payables (e)	40,299	8,334	—	48,633	83,883	42,089	—	125,972	6,317	11,485	—	17,802
Other (d)	9,865	—	—	9,865	7,695	—	—	7,695	461	—	—	461
Total liabilities	$81,818	$140,486	$—	$222,304	$110,642	$112,757	$—	$223,399	$34,248	$115,934	$—	$150,182
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

The Andersons, Inc. | Q2 2026 Form 10-Q | 11

Long‑term debt, including the current portion, is carried at amortized cost on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2026, December 31, 2025, and June 30, 2025, the estimated fair value of long-term debt, including the current portion, was $580.3 million, $618.7 million, and $637.3 million, respectively. The estimated fair values were determined based on the Company’s current credit standing and market interest rates available to the Company for long‑term borrowings with similar terms and remaining maturities. The Company considers these fair value estimates to be Level 2 measurements.

The Company has investments in equity securities that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company has held-to-maturity debt securities that are recorded at amortized cost.

There were no nonrecurring level 3 fair value measurements as of June 30, 2026, December 31, 2025 or June 30, 2025.

7. Derivatives

The Company uses derivative instruments to manage exposures to interest rate and commodity price risks. There were no changes to the Company's hedging strategy during the period and as these derivatives impact the financial statements in different ways, they are discussed separately below.

Derivatives Designated as Hedging Instruments

Interest rate derivatives - The Company has entered into interest rate swap agreements to reduce exposure to variability in cash flows associated with its variable‑rate debt. These derivatives are designated and qualify as cash flow hedges. As of June 30, 2026, the aggregate notional amount of these interest rate swaps was approximately $400.0 million, with maturities extending through 2031. The effects of these cash flow hedges are recorded in Interest expense, net, and in Operating activities within the Condensed Statements of Cash Flows consistent with the accounting for the hedged debt.

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

The following table represents the Company’s gross outstanding volumes of commodity derivative contracts as of June 30, 2026:

(in thousands)	Non-exchange Traded	Exchange Traded	Unit of Measure
Agricultural Commodities	18,720	9,849	Metric Tons
Ethanol	577	138	Metric Tons
Propane	—	173	Metric Tons
Other	777	498	Metric Tons

The following table presents a reconciliation of the gross recognized derivative assets and liabilities to the net amounts reported on the Company’s Condensed Consolidated Balance Sheets, reflecting the impact of enforceable master netting arrangements and related cash collateral. The Company’s enforceable master netting arrangements and rights of setoff did not change during the period.
The Andersons, Inc. | Q2 2026 Form 10-Q | 12

	June 30, 2026
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$249,044	$(55,439)	$193,605	$—	$(37,167)	$156,438
Interest rate (c)	20,402	—	20,402	(212)	—	20,190
Total derivative assets	269,446	(55,439)	214,007	(212)	(37,167)	176,628

Derivative Liabilities
Commodity (b)	163,473	(55,439)	108,034	—	—	108,034
Interest rate (c)	333	—	333	(212)	—	121
Total derivative liabilities	$163,806	$(55,439)	$108,367	$(212)	$—	$108,155

	December 31, 2025
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$156,780	$(37,384)	$119,396	$—	$16,732	$136,128
Interest rate (c)	17,402	—	17,402	(21)	—	17,381
Total derivative assets	174,182	(37,384)	136,798	(21)	16,732	153,509

Derivative Liabilities
Commodity (b)	88,635	(37,384)	51,251	—	—	51,251
Interest rate (c)	1,097	—	1,097	(21)	—	1,076
Total derivative liabilities	$89,732	$(37,384)	$52,348	$(21)	$—	$52,327

	June 30, 2025
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$196,177	$(47,227)	$148,950	$—	$5,506	$154,456
Interest rate (c)	19,450	—	19,450	(177)	—	19,273
Total derivative assets	215,627	(47,227)	168,400	(177)	5,506	173,729

Derivative Liabilities
Commodity (b)	130,653	(47,227)	83,426	—	—	83,426
Interest rate (c)	1,266	—	1,266	(177)	—	1,089
Total derivative liabilities	$131,919	$(47,227)	$84,692	$(177)	$—	$84,515
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

The following table presents the gains (losses) on derivative instruments recognized in Comprehensive income attributable to The Andersons, Inc.:
The Andersons, Inc. | Q2 2026 Form 10-Q | 13

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Classification	2026	2025	2026	2025
Designated as Hedging Instruments

Interest rate	Gain in Interest expense, net (a)	$1,384	$2,077	$2,745	$4,151
	Gain (loss) in Other comprehensive income	2,372	(4,150)	3,950	(10,970)

Not Designated as Hedging Instruments

Commodity	Gain (loss) in Cost of sales and merchandising revenues	$92,224	$(35,502)	$17,427	$14,498
(a) The entire amount recognized within Interest expense, net was reclassified from Accumulated other comprehensive income.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Currency Translation Adjustment
Beginning balance	$(6,767)	$(11,691)	$(4,334)	$(13,469)
Other comprehensive (loss) income before reclassifications	(1,914)	8,886	(4,347)	10,664
Tax effect	—	—	—	—
Other comprehensive (loss) income, net of tax	(1,914)	8,886	(4,347)	10,664
Ending balance	$(8,681)	$(2,805)	$(8,681)	$(2,805)
Cash Flow Hedges
Beginning balance	$12,831	$16,252	$11,469	$21,571
Other comprehensive income (loss) before reclassifications	3,756	(2,073)	6,695	(6,819)
Amounts reclassified from AOCI (a)	(1,384)	(2,077)	(2,745)	(4,151)
Tax effect (b)	(446)	926	(662)	2,427
Other comprehensive income (loss), net of tax	1,926	(3,224)	3,288	(8,543)
Ending balance	$14,757	$13,028	$14,757	$13,028
Pension and Other Postretirement Adjustment
Beginning balance	$4,140	$4,038	$4,202	$4,225
Other comprehensive loss before reclassifications	(81)	(22)	(161)	(1,489)
Amounts reclassified from AOCI (c)	—	(214)	—	(428)
Tax effect (b)	18	51	36	1,545
Other comprehensive loss, net of tax	(63)	(185)	(125)	(372)
Ending balance	$4,077	$3,853	$4,077	$3,853
Investments in Convertible Preferred Securities Adjustment
Ending balance	$—	$258	$—	$258

Total AOCI Ending Balance	$10,153	$14,334	$10,153	$14,334
(a)Gains and losses on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity the gain or loss is recognized in Other income, net. The Company expects to reclassify approximately $6.4 million into earnings over the next twelve months. See Note 7 for additional information.
(b)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.
(c)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q2 2026 Form 10-Q | 14

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

The Company is a defendant in a putative class action lawsuit pending in a United States District Court alleging violations of federal commodities and antitrust laws arising from past trading activity. As previously disclosed, the parties have reached an agreement in principle to settle the matter, subject to the negotiation and execution of final settlement documentation and court approval. Accordingly, management determined that a loss was both probable and reasonably estimable and recorded a $5.0 million reserve for this matter as of June 30, 2026. Based on the proposed settlement terms, the Company does not expect any material additional loss related to this matter. The Company denies the allegations and the proposed settlement contains no admission of liability or wrongdoing.

The Company is also party to litigation related to the receivership of its former consolidated subsidiary. The parties have reached an agreement in principle to settle the matter, subject to the negotiation and execution of final settlement documentation and court approval. Accordingly, management concluded that a loss was both probable and reasonably estimable and recorded additional expense within Operating, administrative and general expenses during the quarter ended June 30, 2026. As of June 30, 2026, the Company had a reserve of $15.0 million for this matter, representing the Company's estimated net exposure after considering expected insurance recoveries. Based on the terms of the proposed settlement, the Company does not expect any material additional loss related to this matter. The Company denies the allegations and the proposed settlement contains no admission of liability or wrongdoing.
The Andersons, Inc. | Q2 2026 Form 10-Q | 15

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

Critical Accounting Policies and Estimates

The critical accounting policies and critical accounting estimates, as described in the 2025 Form 10-K, have not materially changed through the second quarter of 2026.

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

Agribusiness

The Agribusiness segment’s second quarter operating results showed a modest improvement in a dynamic and challenging environment. The Company's fertilizer business led the improvement with higher margins on lower volumes. The merchandising results also improved, driven by higher commodity prices and increased volatility early in the quarter, partially offset by fuel surcharges. Grain asset performance was comparable to the prior year as basis values remained muted and producers remained reluctant to market stored grains.

The Company is continuing to monitor growing conditions and crop progress. Currently, the eastern corn belt has experienced favorable growing conditions, which could support harvest volumes and grain ownership opportunities this fall. Drier conditions in western production regions could pressure grain asset earnings; however, any resulting market dislocations and volatility should create additional merchandising opportunities. Above-average corn acreage should support demand for fall fertilizer applications, although grower economics could influence purchasing decisions. The Company's diversified agribusiness portfolio remains well positioned to capitalize on both harvest-related opportunities and periods of increased market volatility in the second half of the year.

Total Agribusiness grain storage capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 266 million and 278 million bushels at June 30, 2026 and 2025, respectively. The storage capacity at our nutrient facilities was evenly split between dry and liquid storage with a total capacity of approximately one million tons at June 30, 2026 and 2025.

The Andersons, Inc. | Q2 2026 Form 10-Q | 16

Renewables

The Renewables segment achieved its highest second quarter results to date on efficient plant operations and improved margins. Strong ethanol export demand and healthy domestic consumption drove higher board crush margins year-over-year, partially offset by firmer corn basis levels. Second quarter results include $24.2 million of clean fuel production credits. Our merchandising businesses also delivered improved results, benefiting from market volatility surrounding the Renewable Volume Obligation ("RVO") announcement, resulting in higher distillers corn oil and Renewable Identification Number ("RIN") values.

Ethanol market fundamentals remain supportive as we anticipate continued strong demand, driven by increasing global blend rates and favorable domestic blending economics. Renewable feedstocks are also expected to benefit from healthy bio-based diesel demand and supportive renewable fuel markets.

Ethanol and related co-products volumes sold were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Ethanol (gallons)	181,066	226,450	354,037	438,242
E-85 (gallons)	15,115	12,041	24,786	20,011
Renewable feedstocks (pounds)(a)	575,493	341,075	1,039,660	698,791
DDG (tons)(b)	454	525	932	1,139
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

The Andersons, Inc. | Q2 2026 Form 10-Q | 17

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 3, Segment Information.

Comparison of the three months ended June 30, 2026, with the three months ended June 30, 2025, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2026
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$2,113,093	$984,567	$—	$3,097,660
Cost of sales and merchandising revenues	1,966,315	907,615	—	2,873,930
Gross profit	146,778	76,952	—	223,730
Operating, administrative and general expenses	122,098	34,099	17,577	173,774
Interest expense (income), net	13,330	2,341	(29)	15,642
Other income, net	8,520	24,469	34	33,023
Income (loss) before income taxes	$19,870	$64,981	$(17,514)	$67,337
Loss before income taxes attributable to the noncontrolling interests	(2,615)	—	—	(2,615)
Non-GAAP Income (loss) before income taxes attributable to the Company	$22,485	$64,981	$(17,514)	$69,952

	Three months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$2,414,827	$721,042	$—	$3,135,869
Cost of sales and merchandising revenues	2,282,765	694,688	—	2,977,453
Gross profit	132,062	26,354	—	158,416
Operating, administrative and general expenses	114,012	8,951	11,626	134,589
Interest expense (income), net	11,331	725	(561)	11,495
Other income (loss), net	12,180	746	(423)	12,503
Income (loss) before income taxes	$18,899	$17,424	$(11,488)	$24,835
Income before income taxes attributable to the noncontrolling interests	1,171	7,779	—	8,950
Non-GAAP Income (loss) before income taxes attributable to the Company	$17,728	$9,645	$(11,488)	$15,885

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

The Andersons, Inc. | Q2 2026 Form 10-Q | 18

Agribusiness

Operating results for the Agribusiness segment increased from the same period of the prior year. Sales and merchandising revenues decreased by $301.7 million and cost of sales and merchandising revenues decreased by $316.5 million resulting in increased gross profit of $14.7 million. The majority of the decreases in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to the Company's ongoing portfolio optimization efforts, including actions taken to reduce its participation in underperforming merchandising businesses. Gross profit increased $14.7 million compared to the prior year period, primarily due to a $9.8 million improvement in the Company's merchandising businesses, driven by higher commodity prices and favorable market volatility early in the quarter. Additionally, recent growth investments contributed positively to gross profit, while ongoing portfolio optimization efforts improved overall profitability. These benefits were partially offset by higher fuel surcharge costs. The year-over-year increase also reflects modest improvements in gross profit across the remainder of the Company's business portfolio.

Operating, administrative and general expenses increased by $8.1 million, primarily driven by increased incentives from the Company's strong operating performance.

Interest expense, net increased $2.0 million from the prior year due to increased borrowings on the Company's revolving credit facility.

Other income, net decreased by $3.7 million, primarily reflecting a $5.5 million reduction in property insurance recoveries recognized in the current quarter.

Renewables

Operating results for the Renewables segment increased by $55.3 million compared to the same quarter of the prior year, primarily reflecting the recognition of clean fuel production credits in the current year and the benefits of full ownership of the ethanol plants. Sales and merchandising revenues increased by $263.5 million, while related cost of sales and merchandising revenues increased by $212.9 million, resulting in a $50.6 million increase in gross profit year-over-year. Substantially all of the increases in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to higher volumes and commodity values within the Renewables segment's renewable feedstocks business. The $50.6 million increase in gross profit for the current period was primarily attributable to a $40.8 million increase in earnings from the Company's ethanol plants, reflecting strong ethanol margins. In addition, the merchandising businesses contributed a $9.0 million increase in gross profit compared to the prior year, benefiting from continued favorable market conditions driven by the final RVO policy and higher RIN values in 2026.

Operating, administrative and general expenses increased by $25.1 million, primarily due to a $10.6 million impairment charge related to capitalized engineering and design costs, $11.6 million of additional litigation expenses associated with the receivership of a former consolidated subsidiary, and a $2.5 million increase in incentives driven by the Company's strong operating performance.

Interest expense, net increased $1.6 million from the prior year due to increased borrowings on the Company's revolving credit facility.

Other income, net increased by $23.7 million compared to the prior year, primarily due to $24.2 million of clean fuel production credits recognized in the current year.

Other

Results declined by $6.0 million, primarily due to increased incentive costs driven by improved Renewables results along with a $1.5 million impairment charge on a cost method investment.

Income Taxes

For the three months ended June 30, 2026, the Company recorded an income tax expense of $13.4 million. The Company's effective tax rate was 19.9% on income before taxes of $67.3 million. The difference between the 19.9% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to nontaxable clean fuel production credits offset by state and local taxes, nondeductible compensation, valuation allowances on losses in foreign tax jurisdictions, and other taxes.

The Andersons, Inc. | Q2 2026 Form 10-Q | 19

For the three months ended June 30, 2025, the Company recorded income tax expense of $8.0 million. The Company's effective tax rate was 32.3% on income of $24.8 million. The difference between the 32.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% was primarily attributable to interest accrued on unrecognized tax benefits and valuation allowances on losses in foreign tax jurisdictions offset by the tax impact of noncontrolling interest.

Comparison of the six months ended June 30, 2026, with the six months ended June 30, 2025, including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2026
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$4,033,060	$1,691,866	$—	$5,724,926
Cost of sales and merchandising revenues	3,752,376	1,588,236	—	5,340,612
Gross profit	280,684	103,630	—	384,314
Operating, administrative and general expenses	243,518	44,399	30,521	318,438
Interest expense, net	27,018	5,400	62	32,480
Other income (loss), net	17,127	50,741	(35)	67,833
Income (loss) before income taxes	$27,275	$104,572	$(30,618)	$101,229
Loss before income taxes attributable to the noncontrolling interests	(6,471)	—	—	(6,471)
Non-GAAP Income (loss) before income taxes attributable to the Company	$33,746	$104,572	$(30,618)	$107,700

	Six months ended June 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$4,408,114	$1,386,853	$—	$5,794,967
Cost of sales and merchandising revenues	4,157,454	1,326,225	—	5,483,679
Gross profit	250,660	60,628	—	311,288
Operating, administrative and general expenses	238,501	18,734	23,108	280,343
Interest expense (income), net	24,157	1,423	(989)	24,591
Other income (loss), net	21,221	1,834	(1,361)	21,694
Income (loss) before income taxes	$9,223	$42,305	$(23,480)	$28,048
(Loss) income before income taxes attributable to the noncontrolling interest	(3,351)	17,348	—	13,997
Non-GAAP Income (loss) before income taxes attributable to the Company	$12,574	$24,957	$(23,480)	$14,051

Agribusiness

Operating results for the Agribusiness segment increased by $21.2 million from the prior year. Sales and merchandising revenues decreased by $375.1 million, and cost of sales and merchandising revenues decreased by $405.1 million for an increased gross profit impact of $30.0 million. The majority of the decrease in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to the Company's ongoing portfolio optimization efforts, including actions taken to reduce its participation in underperforming merchandising businesses. The $30.0 million improvement in gross profit from the prior year was primarily driven by a $21.1 million improvement in the Company's merchandising businesses, reflecting favorable market conditions, the benefits of recent capital investments, and the continued optimization of the Company's merchandising portfolio. Also contributing to the increase was a $6.7 million improvement in the Nutrient business, driven by stronger margins.

Operating, administrative, and general expenses increased by $5.0 million compared to the prior year, reflecting higher incentive expense from Company's improved financial performance.

Interest expense increased by $2.9 million, due to increased borrowings on the Company's revolving credit facility.

Other income, net decreased by $4.1 million, primarily reflecting a $4.5 million reduction in property insurance recoveries recognized in the current quarter.

The Andersons, Inc. | Q2 2026 Form 10-Q | 20

Renewables

The Renewables segment's operating results improved $79.6 million compared to the second quarter of the prior year, primarily reflecting strong ethanol margins, the recognition of clean fuel production credits in the current year, the benefits of full ownership of the ethanol plants. Substantially all of the increases in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to higher volumes and commodity values within the Renewables segment's renewable feedstocks business. Gross profit increased by $43.0 million, primarily due to a $27.9 million improvement at the ethanol plants, reflecting strong ethanol margins. In addition, the merchandising businesses contributed a $15.0 million increase in gross profit compared to the prior year, benefiting from continued favorable market conditions driven by the final RVO policy and higher RIN values in 2026.

Operating, administrative and general expenses increased by $25.7 million, primarily due to a $10.6 million impairment charge related to capitalized engineering and design costs, $11.3 million of additional litigation expenses associated with the receivership of a former consolidated subsidiary, and $4.1 million of increased incentives as a result of the Company's strong operating performance.

Interest expense, net increased $4.0 million from the prior year due to increased borrowings on the Company's revolving credit facility.

Other income, net increased by $48.9 million compared to the prior year, primarily driven by the recognition of $50.4 million of clean fuel production credits in the current year.

Other

Results declined by $7.1 million, primarily due to increased incentive costs driven by improved Renewables results along with a $1.5 million impairment charge on a cost method investment.

Income Taxes

For the six months ended June 30, 2026, the Company recorded an income tax expense of $17.9 million. The Company's effective tax rate was 17.7% on income before taxes of $101.2 million. The difference between the 17.7% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to nontaxable clean fuel production credits offset by state and local taxes, nondeductible compensation, valuation allowances on losses in foreign tax jurisdictions, and other taxes.

For the six months ended June 30, 2025, the Company recorded income tax expense of $5.9 million. The Company’s effective tax rate was 21.1% on income before income taxes of $28.0 million. The 21.1% effective tax rate was consistent with the U.S. federal statutory tax rate of 21.0% as state and local income taxes and valuation allowances on losses in foreign tax jurisdictions offset the tax impact of noncontrolling interest.

The Company and its subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2024. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of ongoing examinations and the expiration of applicable statutes of limitations could change our unrecognized tax benefits and favorably impact income tax expense by a range of zero to $10.2 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not adopted the Pillar Two model rules, several foreign countries have enacted legislation which closely follows OECD’s Pillar Two guidance. Additional OECD guidance issued on January 5, 2026 introduced a "side-by-side" framework which provides relief from certain Pillar Two charging provisions for eligible U.S.-parented multinational groups while keeping foreign country minimum tax regimes in place. Future enactment of the OECD's "side-by-side" framework by our relevant jurisdictions is expected to reduce the Company's exposure to UTPR-related taxes. The impact of other Pillar Two related taxes is not expected to materially impact the Company's effective tax rate.

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
The Andersons, Inc. | Q2 2026 Form 10-Q | 21

Liquidity and Capital Resources

Working Capital
At June 30, 2026, the Company had working capital of $702.7 million, a decrease of $392.1 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	June 30, 2026	June 30, 2025	Variance
Current Assets:
Cash and cash equivalents	$66,549	$350,970	$(284,421)
Accounts receivable, net	755,217	783,892	(28,675)
Inventories	961,002	771,868	189,134
Commodity derivative assets – current	152,333	147,937	4,396
Other current assets	146,684	120,780	25,904
Total current assets	2,081,785	2,175,447	(93,662)
Current Liabilities:
Short-term debt	314,366	104,467	209,899
Trade and other payables	603,591	572,232	31,359
Customer prepayments and deferred revenue	87,206	73,545	13,661
Commodity derivative liabilities – current	103,710	79,253	24,457
Current maturities of long-term debt	22,918	64,210	(41,292)
Accrued expenses and other current liabilities	247,296	186,902	60,394
Total current liabilities	1,379,087	1,080,609	298,478
Working Capital	$702,698	$1,094,838	$(392,140)

As of June 30, 2026, current assets decreased by $93.7 million compared to the prior year, primarily driven by lower cash on hand of $284.4 million from the prior year related to the acquisition of the remaining interest in TAMH later in 2025. The decrease in cash on hand was partially offset by a $189.1 million increase in inventory as a result of increased commodity prices compared to the prior year.

Current liabilities increased $298.5 million year over year, primarily driven by $209.9 million of additional borrowings under the Company's revolving credit facilities, reflecting lower cash balances than the prior year following the TAMH transaction and increased market volatility in 2026.

Sources and Uses of Cash

	Six months ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$94,247	$(50,699)
Net cash used in investing activities	(123,257)	(75,707)
Net cash used in financing activities	(2,227)	(87,008)

Operating Activities
Operating activities provided $94.2 million of cash during the first six months of 2026, compared to $50.7 million of cash used in the same period of 2025. The $144.9 million year-over-year increase in cash provided was attributable to a $63.7 million favorable shift in operating assets and liabilities through normal business operations, a $61.1 million improvement to earnings in the current year, and the impact of $15.7 million of noncash impairment charges recognized in the current year.

The Andersons, Inc. | Q2 2026 Form 10-Q | 22

Investing Activities
Investing activities used $123.3 million of cash during the first six months of 2026, up from $75.7 million in the prior year. The $47.6 million increase was primarily attributable to $31.9 million in higher capital expenditures related to previously announced growth initiatives along with $12.9 million of additional property insurance proceeds received in the prior year. Management expects to invest approximately $225 million in property, plant, and equipment in 2026; roughly split 50% between growth and maintenance capital.

Financing Activities
Financing activities used $2.2 million of cash during the six months ended June 30, 2026, compared to $87.0 million for the same period in 2025. The $84.8 million year-over-year reduction was primarily driven by 130.3 million of additional borrowings on the Company's short-term lines of credit. This was partially offset by additional net payments of long-term debt of $34.8 million from the prior year.

The Company paid $13.6 million in dividends in the first six months of 2026 compared to $13.4 million paid in the prior period. The Company paid dividends of $0.20 and $0.195 per common share in January and April of 2026 and 2025, respectively. On June 18, 2026, the Company declared a cash dividend of $0.20 per common share, payable on July 22, 2026, to shareholders of record on July 1, 2026.

The Company believes it has sufficient liquidity to meet its operating needs, capital expenditures, and debt service requirements. As of June 30, 2026, the Company had consolidated cash and cash equivalents of $66.5 million and total long-term debt of $586.4 million, with $22.9 million payable within the next twelve months.

The Company's is also party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $1,799.2 million. As of June 30, 2026, the Company had $314.4 million of short-term debt on these borrowing arrangements and $1,481.9 million capacity available for borrowing. A significant portion of the Company's short-term borrowings support grain inventories and other working capital assets that are considered RMIs and are readily convertible to cash through normal merchandising and processing activities. Accordingly, management evaluates liquidity in conjunction with the value of these inventories, available borrowing capacity, and expected operating cash flows, rather than based solely on outstanding debt balances. As of June 30, 2026, the Company had $646.1 million of RMI which exceeded the Company's outstanding short-term debt balances.

The Company is typically in a net short-term borrowing position during the first half of the year due to the seasonal nature of its agricultural merchandising and trading activities. Short-term borrowings are primarily used to finance grain inventory purchases and other working capital assets that are expected to be converted to cash in the ordinary course of business. As commodity prices increase, the value of these inventories and related financing requirements generally increase, which may result in higher short-term borrowings and additional margin deposit requirements on exchange-traded futures contracts. Conversely, periods of declining commodity prices or inventory turnover generally release working capital and margin deposits, providing a source of liquidity that may be used to reduce outstanding borrowings. Because a substantial portion of these borrowings bear interest at variable rates, increases in interest rates could have a significant impact on the Company's profitability.

The Company's debt structure includes both recourse indebtedness at the parent and certain subsidiaries and non-recourse indebtedness at a consolidated subsidiary. Obligations under the non-recourse debt agreements are limited to the assets and operations of Skyland, a 65% owned and consolidated subsidiary, along with a separate facility under the Company's wholly owned Canadian subsidiary, and are not guaranteed by the parent company.

Recourse Financing Arrangements

The Company's recourse debt is party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $1,315.0 million, reflecting the amendment that reduced the Company's revolving credit facility by $250.0 million, as discussed within Note 1 to the Condensed Financial Statements.

As of June 30, 2026, the Company had $1,152.7 million recourse capacity available for borrowing under its various credit facilities and was in compliance with all financial covenants. The Company does not expect any challenges in complying with the covenant requirements of its recourse debt agreements during the next twelve months. Certain recourse long-term borrowings are collateralized by mortgages on various facilities.

The Andersons, Inc. | Q2 2026 Form 10-Q | 23

Non-Recourse Financing Arrangements

Skyland maintains a non-recourse credit facility that is secured by substantially all of the assets of the subsidiary. As of June 30, 2026, Skyland had approximately $149.3 million of short-term borrowings and $81.4 million of term debt outstanding, including $9.0 million classified as current maturities of long-term debt.

During the second quarter of 2026, Skyland and its lenders executed an amendment to its credit facilities that modified certain financial covenant requirements and increased available liquidity through an additional $10.0 million term loan commitment. As amended, Skyland had approximately $165.8 million of remaining borrowing availability under its credit facilities as of June 30, 2026.

Separately, management determined that Skyland was not in compliance with the debt service coverage ratio covenant as of June 30, 2026. Subsequent to June 30, 2026, Skyland obtained a waiver from the lender with respect to the debt service coverage ratio covenant violation. Other than the waiver of the noncompliance, the credit agreement remained unchanged, and the lender did not exercise its rights to accelerate repayment of the outstanding borrowings.

Based on current operating forecasts and expected market conditions, management believes Skyland will remain in compliance with the amended covenant requirements throughout the next twelve months. The Company continues to closely monitor Skyland's operating results, liquidity position, and covenant compliance and will evaluate potential operational, financing, and capital structure alternatives to support Skyland's financial position and compliance with its debt obligations.

Skyland's credit facility is non-recourse to the Company, and therefore, obligations and covenant compliance under the amended credit agreement are generally limited to the assets and operations of Skyland and are not expected to materially impact the Company's broader liquidity position.

The Company's Canadian subsidiary also maintains a non-recourse revolving credit facility that is secured by substantially all of the assets of the subsidiary. As of June 30, 2026, this subsidiary had approximately $5.7 million of short-term borrowings outstanding and $163.5 million available for borrowing. The Company's Canadian subsidiary was in compliance with all its financial covenants as of June 30, 2026.

At June 30, 2026, the Company had standby letters of credit outstanding of $2.9 million.

The Andersons, Inc. | Q2 2026 Form 10-Q | 24

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in market risk, specifically commodity and interest rate risk, during the six months ended June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2026, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q2 2026 Form 10-Q | 25

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2026	—	$—	—	$82,339,037
May 2026	129	78.54	—	82,339,037
June 2026	64,425	71.51	64,425	77,731,798
Total	64,554	$71.53	64,425	$77,731,798
(a) During the three months ended June 30, 2026, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of June 30, 2026, approximately $22.3 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

During the three months ended June 30, 2026, one of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

On May 20, 2026, Brian K. Walz, Senior Vice President & Treasurer, entered into a Rule 10b5-1 plan to sell up to 5,950 shares of the Company's common stock, based on certain price parameters, from August 20, 2026, to August 20, 2027.
The Andersons, Inc. | Q2 2026 Form 10-Q | 26

Item 6. Exhibits

Exhibit Number	Description

10.1*	Second Amendment to Amended and Restated Credit Agreement

10.2*	Third Amendment to Amended and Restated Credit Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q2 2026 Form 10-Q | 27

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: August 4, 2026	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: August 4, 2026	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q2 2026 Form 10-Q | 28