Form 10-Q
period 2026-09-30
Andersons, Inc.
filed 2026-11-04
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2026

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

The registrant had 33,662,537 common shares outstanding at November 2, 2026.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales and merchandising revenues	$2,833,715	$2,677,712	$8,558,641	$8,472,679
Cost of sales and merchandising revenues	2,651,698	2,506,840	7,992,310	7,990,519
Gross profit	182,017	170,872	566,331	482,160
Operating, administrative and general expenses	149,235	172,554	467,673	452,897
Interest expense, net	13,396	10,478	45,876	35,069
Other income, net	31,268	38,003	99,101	59,697
Income before income taxes	50,654	25,843	151,883	53,891
Income tax provision (benefit)	6,791	(228)	24,740	5,682
Net income	43,863	26,071	127,143	48,209
Net (loss) income attributable to noncontrolling interests	(2,582)	5,933	(9,053)	19,930
Net income attributable to The Andersons, Inc.	$46,445	$20,138	$136,196	$28,279

Average number of shares outstanding - basic	33,927	34,010	33,980	34,102
Average number of shares outstanding - diluted	34,209	34,184	34,265	34,280

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings per share	$1.37	$0.59	$4.01	$0.83
Diluted earnings per share	$1.36	$0.59	$3.97	$0.82
See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q3 2026 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$43,863	$26,071	$127,143	$48,209
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(12)	839	(137)	467
Foreign currency translation adjustments	(310)	(3,212)	(4,657)	7,452
Cash flow hedge activity	4,717	(1,244)	8,005	(9,787)
Other comprehensive income (loss)	4,395	(3,617)	3,211	(1,868)
Comprehensive income	48,258	22,454	130,354	46,341
Net (loss) income attributable to noncontrolling interest	(2,582)	5,933	(9,053)	19,930
Cash flow hedge activity attributable to noncontrolling interest	(340)	7	(590)	271
Comprehensive (loss) income attributable to noncontrolling interest	(2,922)	5,940	(9,643)	20,201
Comprehensive income attributable to The Andersons, Inc.	$51,180	$16,514	$139,997	$26,140
See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q3 2026 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$58,285	$98,283	$81,630
Accounts receivable, net	664,015	652,472	715,761
Inventories	1,210,206	1,365,121	899,278
Commodity derivative assets – current	261,923	135,466	154,449
Other current assets	171,882	125,067	110,045
Total current assets	2,366,311	2,376,409	1,961,163
Property, plant and equipment, net	1,009,655	939,500	905,761
Other assets, net	415,301	396,923	430,035
Total assets	$3,791,267	$3,712,832	$3,296,959
Liabilities and equity
Current liabilities:
Short-term debt	$495,184	$249,420	$141,356
Trade and other payables	771,544	918,691	782,683
Customer prepayments and deferred revenue	46,748	195,331	71,989
Commodity derivative liabilities – current	74,067	51,153	68,618
Current maturities of long-term debt	22,627	63,375	63,888
Accrued expenses and other current liabilities	248,786	208,427	201,939
Total current liabilities	1,658,956	1,686,397	1,330,473
Long-term debt, less current maturities	567,855	560,016	569,052
Other long-term liabilities	174,279	176,184	174,417
Total liabilities	2,401,090	2,422,597	2,073,942
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, without par value(a)	144	144	144
Additional paid-in-capital	210,175	208,425	205,661
Treasury shares, at cost(b)	(25,368)	(14,080)	(14,131)
Accumulated other comprehensive income	14,548	11,337	10,717
Retained earnings	1,154,226	1,038,953	978,717
Total shareholders’ equity of The Andersons, Inc.	1,353,725	1,244,779	1,181,108
Noncontrolling interests	36,452	45,456	41,909
Total equity	1,390,177	1,290,235	1,223,017
Total liabilities and equity	$3,791,267	$3,712,832	$3,296,959
(a) 63,000 shares authorized; 34,211, 34,211 and 34,211 shares issued at 9/30/2026, 12/31/2025 and 9/30/2025, respectively.
(b) 400, 370 and 372 shares at 9/30/2026, 12/31/2025 and 9/30/2025, respectively.

See Notes to Condensed Consolidated Financial Statements.
The Andersons, Inc. | Q3 2026 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2026	2025
Operating Activities
Net income	$127,143	$48,209
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	105,052	100,058
Other	32,344	20,054
Changes in operating assets and liabilities:
Accounts receivable	(45,769)	42,850
Inventories	152,208	391,784
Commodity derivatives	(104,651)	2,541
Other current and non-current assets	(47,112)	(16,914)
Payables and other current and non-current liabilities	(249,191)	(405,399)
Net cash (used in) provided by operating activities	(29,976)	183,183
Investing Activities
Purchases of property, plant and equipment and capitalized software	(186,837)	(162,210)
Insurance proceeds	7,765	26,187
Other	8,117	8,723
Net cash used in investing activities	(170,955)	(127,300)
Financing Activities
Net proceeds (payments) under short-term lines of credit	246,702	(27,709)
Proceeds from issuance of long-term debt	96,250	14,700
Payments of long-term debt	(128,978)	(26,519)
Purchase of noncontrolling interest in a consolidated subsidiary	—	(425,000)
Value of shares withheld for taxes	(7,173)	(4,011)
Dividends paid	(20,390)	(19,894)
Payments of debt issuance costs	(5,685)	(521)
Common stock repurchased	(19,057)	(15,366)
Distributions to noncontrolling interests	(179)	(33,657)
Net cash provided by (used in) financing activities	161,490	(537,977)
Effect of exchange rates on cash and cash equivalents	(557)	1,953
Decrease in cash and cash equivalents	(39,998)	(480,141)
Cash and cash equivalents at beginning of period	98,283	561,771
Cash and cash equivalents at end of period	$58,285	$81,630
See Notes to Condensed Consolidated Financial Statements.
The Andersons, Inc. | Q3 2026 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total equity, beginning balances	$1,357,586	$1,610,510	$1,290,235	$1,599,836

Common shares, without par value
Beginning of period	144	144	144	142
Issuance of common shares under share-based payment plans	—	—	—	2
End of period	144	144	144	144
Additional Paid-in Capital
Beginning of period	204,954	384,654	208,425	385,609
Issuance of common shares under share-based payment plans	(503)	(123)	(12,729)	(5,995)
Stock compensation expense	5,715	9,222	14,470	14,139
Change in ownership interest in a consolidated subsidiary	9	(188,092)	9	(188,092)
End of period	210,175	205,661	210,175	205,661
Treasury Shares
Beginning of period	(11,290)	—	(14,080)	(2,860)
Issuance of common shares under share-based payment plans	539	132	14,942	8,106
Shares withheld related to net settlement of equity awards	(167)	(81)	(7,173)	(4,011)
Purchase of treasury shares	(14,450)	(14,182)	(19,057)	(15,366)
End of period	(25,368)	(14,131)	(25,368)	(14,131)
Accumulated Other Comprehensive Income
Beginning of period	10,153	14,334	11,337	12,585
Other comprehensive (loss) income	4,395	(3,617)	3,211	(1,868)
End of period	14,548	10,717	14,548	10,717
Retained Earnings
Beginning of period	1,114,743	965,277	1,038,953	970,710
Net income attributable to The Andersons, Inc.	46,445	20,138	136,196	28,279
Dividends and dividend equivalents declared	(6,962)	(6,698)	(20,923)	(20,272)
End of period	1,154,226	978,717	1,154,226	978,717
Noncontrolling Interests
Beginning of period	38,882	246,101	45,456	233,650
Net (loss) income attributable to noncontrolling interests	(2,582)	5,933	(9,053)	19,930
Other comprehensive income attributable to noncontrolling interests	340	—	237	—
Distributions to noncontrolling interests	(179)	(32,111)	(179)	(33,657)
Change in ownership interest in a consolidated subsidiary	(9)	(178,014)	(9)	(178,014)
End of period	36,452	41,909	36,452	41,909

Total equity, ending balances	$1,390,177	$1,223,017	$1,390,177	$1,223,017

Dividends declared per share	$0.20	$0.195	$0.60	$0.585

See Notes to Condensed Consolidated Financial Statements.

The Andersons, Inc. | Q3 2026 Form 10-Q | 5

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

The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2025, has been included as the Company operates in several seasonal industries.

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

The Andersons, Inc. | Q3 2026 Form 10-Q | 6

All inventories other than RMI are stated at the lower of cost or net realizable value. The carrying amount of RMI was $903.2 million, $1,001.3 million, and $630.8 million at September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

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

Skyland Capital Contribution

During the third quarter of 2026, the Company contributed an additional $10.0 million of capital to Skyland Grain, LLC ("Skyland"). The noncontrolling member did not participate in the capital contribution. As a result, the Company's ownership interest in Skyland increased from 65% to 68% effective August 2026 and Skyland remains a consolidated subsidiary of the Company.

Debt Amendments

On March 20, 2026, the Company completed an amendment to its credit agreement reducing the capacity of the Company's revolving credit facility from $1,550.0 million to $1,300.0 million, repaid an $86.3 million term loan maturing in 2031 and borrowed an equivalent amount under its existing $170.1 million term loan, extending the maturity of that term note to March 20, 2034.

Skyland maintains a revolving credit facility and term loan agreement that are secured by substantially all of Skyland's assets and are non-recourse to the Company and its other subsidiaries.

On June 29, 2026, Skyland entered into an amendment to its credit agreement that provided an additional $10.0 million term loan and modified certain financial covenant requirements. The additional term loan was funded on August 3, 2026.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will result in required additional disclosures being included in the Company's financial statements, once adopted.

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

The Andersons, Inc. | Q3 2026 Form 10-Q | 7

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Specialty and primary nutrients	$128,956	$137,129	$692,457	$678,385
Premium ingredients	60,408	66,874	183,599	196,980
Propane and fuels	33,749	43,475	136,410	178,999
Other	59,506	48,280	204,509	147,190
Total	$282,619	$295,758	$1,216,975	$1,201,554

There were no material changes to the nature of the Company's products, performance obligations, timing or significant judgments related to revenue recognition during the period.

Contract Balances

The balances of the Company's contract liabilities were $19.8 million and $30.5 million as of September 30, 2026, and December 31, 2025, respectively. The difference between the opening and closing balances of the Company’s contract liabilities is primarily a result of timing differences between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients within the Agribusiness segment received in advance of fulfilling the performance obligations of customer contracts. Due to the seasonality of this business, contract liabilities are typically built up in preparation for the spring application season. Revenue is then recognized as the Company fulfills its contract obligations through the application season, which is the reason that contract liabilities were lower at September 30, 2026, when compared to December 31, 2025.

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

The Andersons, Inc. | Q3 2026 Form 10-Q | 8

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$1,848,885	$984,830	$2,833,715	$1,988,907	$688,805	$2,677,712
Cost of sales and merchandising revenues	1,712,034	939,664	2,651,698	1,861,997	644,843	2,506,840
Operating, administrative and general expenses	123,481	8,099	131,580	135,891	16,454	152,345
Interest expense	11,105	2,270	13,375	9,111	1,678	10,789
Other income, net (a)	2,984	28,211	31,195	19,558	17,657	37,215
Segment income	$5,249	$63,008	$68,257	$1,466	$43,487	$44,953
less: Corporate expenses			17,603			19,110
Income before income taxes			$50,654			$25,843
(a) Other income, net for each reportable segment includes:
Agribusiness - property insurance recoveries, interest income, amongst other items.
Renewables - clean fuel production credits, interest income, amongst other items.

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Total	Agribusiness	Renewables	Total
Sales and merchandising revenues	$5,881,945	$2,676,696	$8,558,641	$6,397,021	$2,075,658	$8,472,679
Cost of sales and merchandising revenues	5,464,410	2,527,900	7,992,310	6,019,451	1,971,068	7,990,519
Operating, administrative and general expenses	366,999	52,498	419,497	374,392	35,188	409,580
Interest expense	38,123	7,670	45,793	33,268	3,101	36,369
Other income, net (a)	20,111	78,952	99,063	40,779	19,491	60,270
Segment income	$32,524	$167,580	$200,104	$10,689	$85,792	$96,481
less: Corporate expenses			48,221			42,590
Income before income taxes			$151,883			$53,891
(a) Other income, net for each reportable segment includes:
Agribusiness - property insurance recoveries, patronage income, interest income, amongst other items.
Renewables - clean fuel production credits, patronage income, interest income, amongst other items.

	Three months ended September 30, 2026				Three months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$23,050	$12,308	$948	$36,306	$19,941	$12,096	$610	$32,647
Purchases of property, plant and equipment and capitalized software	28,049	27,508	3,996	59,553	50,915	12,168	3,751	66,834
Interest income (b)	890	32	103	1,025	1,536	360	—	1,896
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total	Agribusiness	Renewables	Other	Total
Depreciation and amortization (a)	$66,434	$35,951	$2,667	$105,052	$62,025	$36,005	$2,028	$100,058
Purchases of property, plant and equipment and capitalized software	94,193	78,898	13,746	186,837	125,068	32,904	4,238	162,210
Interest income (b)	2,542	95	214	2,851	4,795	1,691	11	6,497
(a) Depreciation and amortization disclosed by reportable segment is included within both Cost of sales and merchandising revenues and Operating, administrative and general expenses within the Consolidated Statement of Operations.
(b) Interest income is recorded in Other income, net within the Consolidated Statement of Operations.

The Andersons, Inc. | Q3 2026 Form 10-Q | 9

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Identifiable assets
Agribusiness	$2,792,100	$2,847,954	$2,019,163
Renewables	763,425	617,253	597,605
Other	235,742	247,625	680,191
Total assets	$3,791,267	$3,712,832	$3,296,959

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues from external customers by geographic region
United States	$2,279,711	$1,925,074	$6,748,300	$6,483,366
Canada	135,100	117,812	417,516	387,228
Mexico	123,673	105,234	263,192	263,706
Other	295,231	529,592	1,129,633	1,338,379
Total	$2,833,715	$2,677,712	$8,558,641	$8,472,679

Substantially all of the Company's long-lived assets are located within the United States. The Company had approximately $47.0 million, $47.8 million, and $46.9 million of long-lived assets in other countries at September 30, 2026, December 31, 2025, and September 30, 2025, respectively, with substantially all of the foreign long-lived assets located within Canada for all periods presented.

4. Other Income, net

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Clean fuel production credits	$27,300	$20,189	$77,690	$20,189
Property insurance recoveries	—	12,426	7,765	25,056
Patronage income	—	—	5,666	6,616
Interest income	1,025	1,896	2,851	6,497
Other	2,943	3,492	5,129	1,339
Total	$31,268	$38,003	$99,101	$59,697

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

The Andersons, Inc. | Q3 2026 Form 10-Q | 10

5. Income Taxes

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$50,654	$25,843	$151,883	$53,891
Income tax provision (benefit)	6,791	(228)	24,740	5,682
Effective tax rate	13.4%	(0.9)%	16.3%	10.5%

The difference between the 13.4% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended September 30, 2026, is primarily attributable to nontaxable clean fuel production credits offset by the tax impact of noncontrolling interest, nondeductible compensation, and state and local income taxes.

The difference between the (0.9)% effective tax rate and the U.S. federal statutory tax rate of 21.0% for the three months ended September 30, 2025, was primarily attributable to nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

The difference between the 16.3% effective tax rate and the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2026, is primarily attributable to nontaxable clean fuel production credits offset by the tax impact of noncontrolling interest, nondeductible compensation, state and local income taxes, valuation allowances on losses in foreign tax jurisdictions, and other taxes.

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

6. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	September 30, 2026				December 31, 2025				September 30, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Unrealized gains on derivative contracts:
Commodities (a)	$101,080	$193,039	$—	$294,119	$65,257	$108,255	$—	$173,512	$81,597	$126,605	$—	$208,202
Interest rate (b)	—	26,648	—	26,648	—	17,084	—	17,084	—	17,735	—	17,735
Convertible preferred securities (c)	—	—	—	—	—	—	18,190	18,190	—	—	18,190	18,190
Other (d)	7,746	—	—	7,746	8,569	—	—	8,569	9,054	—	—	9,054
Total Assets	108,826	219,687	—	328,513	73,826	125,339	18,190	217,355	90,651	144,340	18,190	253,181
Liabilities
Unrealized losses on derivative contracts:
Commodities (a)	84,577	106,760	—	191,337	19,064	69,571	—	88,635	32,292	87,805	—	120,097
Interest rate (b)	—	—	—	—	—	1,097	—	1,097	—	1,218	—	1,218
Provisionally priced payables (e)	47,247	17,380	—	64,627	83,883	42,089	—	125,972	38,570	33,131	—	71,701
Other (d)	10,167	—	—	10,167	7,695	—	—	7,695	488	—	—	488
Total liabilities	$141,991	$124,140	$—	$266,131	$110,642	$112,757	$—	$223,399	$71,350	$122,154	$—	$193,504
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
The Andersons, Inc. | Q3 2026 Form 10-Q | 11

There were no significant changes in valuation techniques or inputs regarding the assets and liabilities measured at fair value during the period. The fair value of the Company’s cash equivalents, cash collateral, accounts receivable, and accounts payable approximate their carrying value as they are close to maturity.

Long‑term debt, including the current portion, is carried at amortized cost on the Company’s Condensed Consolidated Balance Sheets. The estimated fair value of long-term debt, including the current portion, was $581.1 million, $618.7 million, and $628.5 million as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. The estimated fair values were determined based on the Company’s current credit standing and market interest rates available to the Company for long‑term borrowings with similar terms and remaining maturities. The Company considers these fair value estimates to be Level 2 measurements.

The Company has investments in equity securities that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company has held-to-maturity debt securities that are recorded at amortized cost.

There were no nonrecurring level 3 fair value measurements as of September 30, 2026, December 31, 2025 or September 30, 2025.

7. Derivatives

The Company uses derivative instruments to manage exposures to interest rate and commodity price risks. There were no changes to the Company's hedging strategy during the period and as these derivatives impact the financial statements in different ways, they are discussed separately below.

Derivatives Designated as Hedging Instruments

Interest rate derivatives - The Company has entered into interest rate swap agreements to reduce exposure to variability in cash flows associated with its variable‑rate debt. These derivatives are designated and qualify as cash flow hedges. As of September 30, 2026, the aggregate notional amount of these interest rate swaps was approximately $400.0 million, with maturities extending through 2031. The effects of these cash flow hedges are recorded in Interest expense, net, and in Operating activities within the Condensed Consolidated Statements of Cash Flows consistent with the accounting for the hedged debt.

Derivatives Not Designated as Hedging Instruments

Commodity derivatives - The Company uses commodity derivative instruments primarily to manage exposures related to inventory positions and forward purchase and sales commitments. Contracts to purchase agricultural commodities generally relate to current or future crop years, with delivery periods quoted by regulated commodity exchanges. Contracts to sell commodities to processors or other commercial consumers rarely extend beyond one year. Changes in the fair value of these instruments are recognized in Cost of sales and merchandising revenues and in Operating activities within the Condensed Consolidated Statements of Cash Flows.

The following table represents the Company’s gross outstanding volumes of commodity derivative contracts as of September 30, 2026:

(in thousands)	Non-exchange Traded	Exchange Traded	Unit of Measure
Agricultural Commodities	19,909	13,388	Metric Tons
Ethanol	554	158	Metric Tons
Propane	—	206	Metric Tons
Other	593	246	Metric Tons

The Andersons, Inc. | Q3 2026 Form 10-Q | 12

The following table presents a reconciliation of the gross recognized derivative assets and liabilities to the net amounts reported on the Company’s Condensed Consolidated Balance Sheets, reflecting the impact of enforceable master netting arrangements and related cash collateral. The Company’s enforceable master netting arrangements and rights of setoff did not change during the period.

	September 30, 2026
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$294,119	$(115,453)	$178,666	$—	$85,953	$264,619
Interest rate (c)	26,648	—	26,648	—	—	26,648
Total derivative assets	320,767	(115,453)	205,314	—	85,953	291,267

Derivative Liabilities
Commodity (b)	191,337	(115,453)	75,884	—	—	75,884
Interest rate (c)	—	—	—	—	—	—
Total derivative liabilities	$191,337	$(115,453)	$75,884	$—	$—	$75,884

	December 31, 2025
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$156,780	$(37,384)	$119,396	$—	$16,732	$136,128
Interest rate (c)	17,402	—	17,402	(21)	—	17,381
Total derivative assets	174,182	(37,384)	136,798	(21)	16,732	153,509

Derivative Liabilities
Commodity (b)	88,635	(37,384)	51,251	—	—	51,251
Interest rate (c)	1,097	—	1,097	(21)	—	1,076
Total derivative liabilities	$89,732	$(37,384)	$52,348	$(21)	$—	$52,327

	September 30, 2025
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Amounts Not Offset (a)	Cash Collateral Pledged (Received)	Net Amount
Derivative Assets
Commodity (b)	$187,745	$(51,097)	$136,648	$—	$20,457	$157,105
Interest rate (c)	17,735	—	17,735	(92)	—	17,643
Total derivative assets	205,480	(51,097)	154,383	(92)	20,457	174,748

Derivative Liabilities
Commodity (b)	120,097	(51,097)	69,000	—	—	69,000
Interest rate (c)	1,218	—	1,218	(92)	—	1,126
Total derivative liabilities	$121,315	$(51,097)	$70,218	$(92)	$—	$70,126
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

The Andersons, Inc. | Q3 2026 Form 10-Q | 13

The following table presents the gains (losses) on derivative instruments recognized in Comprehensive income attributable to The Andersons, Inc.:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Classification	2026	2025	2026	2025
Designated as Hedging Instruments
Interest rate	Gain in Interest expense, net (a)	$1,435	$2,098	$4,180	$6,249
	Gain (loss) in Other comprehensive income	6,248	(1,646)	10,198	(12,616)

Not Designated as Hedging Instruments
Commodity	Gain in Cost of sales and merchandising revenues	$17,209	$2,123	$34,636	$16,621
(a) The entire amount recognized within Interest expense, net was reclassified from Accumulated other comprehensive income.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Currency Translation Adjustment
Beginning balance	$(8,681)	$(2,805)	$(4,334)	$(13,469)
Other comprehensive (loss) income before reclassifications	(310)	(3,212)	(4,657)	7,452
Tax effect	—	—	—	—
Other comprehensive (loss) income, net of tax	(310)	(3,212)	(4,657)	7,452
Ending balance	$(8,991)	$(6,017)	$(8,991)	$(6,017)
Cash Flow Hedges
Beginning balance	$14,757	$13,028	$11,469	$21,571
Other comprehensive income (loss) before reclassifications	7,683	452	14,378	(6,367)
Amounts reclassified from AOCI (a)	(1,435)	(2,098)	(4,180)	(6,249)
Tax effect (b)	(1,531)	402	(2,193)	2,829
Other comprehensive income (loss), net of tax	4,717	(1,244)	8,005	(9,787)
Ending balance	$19,474	$11,784	$19,474	$11,784
Pension and Other Postretirement Adjustment
Beginning balance	$4,077	$3,853	$4,202	$4,225
Other comprehensive loss before reclassifications	(16)	(93)	(177)	(1,582)
Amounts reclassified from AOCI (c)	—	1,238	—	810
Tax effect (b)	4	(306)	40	1,239
Other comprehensive (loss) income, net of tax	(12)	839	(137)	467
Ending balance	$4,065	$4,692	$4,065	$4,692
Investments in Convertible Preferred Securities Adjustment
Ending balance	$—	$258	$—	$258

Total AOCI Ending Balance	$14,548	$10,717	$14,548	$10,717
(a)Gains and losses on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings. Gains and losses from interest rate derivatives are recognized in Interest expense, net as interest payments are made on the Company's variable rate debt. When interest rate derivatives are settled prior to maturity the gain or loss is recognized in Other income, net. The Company expects to reclassify approximately $8.0 million into earnings over the next twelve months. See Note 7 for additional information.
(b)The Company utilizes the aggregate approach for releasing disproportionate income tax effects in AOCI.
(c)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q3 2026 Form 10-Q | 14

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

The Company is a defendant in a putative class action lawsuit pending in a United States District Court alleging violations of federal commodities and antitrust laws arising from past trading activity. As previously disclosed, the parties have reached an agreement to settle the matter, subject to final court approval. The payment was made into escrow and the Company does not expect any material additional loss related to this matter. No additional amounts were incurred during the third quarter of 2026. The Company denies the allegations and the settlement contains no admission of liability or wrongdoing.

The Company was also party to litigation related to the receivership of its former consolidated subsidiary. The parties reached an agreement to settle the matter, which was paid in October 2026. No additional material amounts were incurred during the third quarter of 2026. The Company denies the allegations and the settlement contains no admission of liability or wrongdoing.

10. Subsequent Events

On November 3, 2026, the Company entered into a definitive agreement to acquire Harvestone Low Carbon Partners, an industry leader in low-carbon ethanol that owns and operates three ethanol production facilities in North Dakota and Indiana, for total consideration of approximately $915 million, subject to customary adjustments and closing conditions. The Company intends to finance the transaction with debt. The transaction is expected to close in the fourth quarter of 2026 or early in the first quarter of 2027, subject to applicable regulatory approvals. The resulting financial statement effects of the acquisition cannot be reasonably estimated at this time.

The Andersons, Inc. | Q3 2026 Form 10-Q | 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects of economic, weather and agricultural conditions, regulatory conditions, competition globally and in the markets the Company serves, geopolitical risk, fluctuations in cost and availability of commodities, the effectiveness of the Company's internal control over financial reporting and the unpredictability of existing and possible future litigation. With respect to the pending acquisition of Harvestone Low Carbon Partners, such factors also include, but are not limited to, our ability to satisfy regulatory and other closing conditions, market conditions impacting our expected debt financing and other uncertainties about the timing and impacts of the acquisition. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2025 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

The critical accounting policies and critical accounting estimates, as described in the 2025 Form 10-K, have not materially changed through the third quarter of 2026.

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

Agribusiness

The Agribusiness segment’s third quarter operating results showed improvement in a dynamic environment. The merchandising businesses showed the largest year-over-year improvement, driven by higher commodity prices and increased volatility. Grain asset performance was down compared to 2025 due to a later eastern harvest and a decline in storage income for wheat. The third quarter is a seasonally low quarter for agricultural fertilizer and results were comparable.

Weather delays have pushed harvest behind the five-year average, although activity typically accelerates quickly as conditions improve. As expected, yields varied significantly between eastern and western regions, with drought conditions in the west negatively affecting crop volumes and quality. While these conditions may have a negative impact on western assets, the resulting market dislocations and volatility should create additional merchandising opportunities. Large harvested corn acreage is expected to support demand for fall fertilizer applications, although elevated input costs may influence grower purchasing decisions. Fall wheat planting is nearing completion, with expectations for increased acreage next year. The diversified Agribusiness portfolio remains well positioned to capitalize on evolving market conditions.

Total Agribusiness grain storage capacity at company-owned or leased grain facilities, including temporary pile storage, was approximately 271 million and 275 million bushels at September 30, 2026 and 2025, respectively. The storage capacity at our nutrient facilities was evenly split between dry and liquid storage with a total capacity of approximately one million tons at September 30, 2026 and 2025.
The Andersons, Inc. | Q3 2026 Form 10-Q | 16

Renewables

The Renewables segment delivered strong third quarter result, driven by efficient plant operations, higher co-product values and lower corn basis at our eastern plants. Although board crush margins were lower quarter-over-quarter, overall plant profitability improved. Third quarter results include $27.3 million of clean fuel production credits. Merchandising results were lower compared to last year, primarily due to foreign feedstocks pressuring domestic values and reduced run rates at bio-based diesel plants.

Ethanol market fundamentals remain supportive on anticipated continued strong demand, particularly for low carbon intensity ethanol, driven by increasing global blend rates and favorable domestic blending economics. Renewable feedstocks are expected to benefit from healthy bio-based diesel demand and supportive renewable fuel markets.

Ethanol and related co-products volumes sold were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Ethanol (gallons)	175,836	182,469	529,873	620,711
E-85 (gallons)	16,400	12,682	41,186	32,692
Renewable feedstocks (pounds)(a)	570,947	348,252	1,610,607	1,047,043
DDG (tons)(b)	439	490	1,371	1,628
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

Comparison of the three months ended September 30, 2026, with the three months ended September 30, 2025, including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2026
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,848,885	$984,830	$—	$2,833,715
Cost of sales and merchandising revenues	1,712,034	939,664	—	2,651,698
Gross profit	136,851	45,166	—	182,017
Operating, administrative and general expenses	123,481	8,099	17,655	149,235
Interest expense, net	11,105	2,270	21	13,396
Other income, net	2,984	28,211	73	31,268
Income (loss) before income taxes	$5,249	$63,008	$(17,603)	$50,654
Loss before income taxes attributable to the noncontrolling interests	(2,582)	—	—	(2,582)
Non-GAAP Income (loss) before income taxes attributable to the Company	$7,831	$63,008	$(17,603)	$53,236

The Andersons, Inc. | Q3 2026 Form 10-Q | 17

	Three months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$1,988,907	$688,805	$—	$2,677,712
Cost of sales and merchandising revenues	1,861,997	644,843	—	2,506,840
Gross profit	126,910	43,962	—	170,872
Operating, administrative and general expenses	135,891	16,454	20,209	172,554
Interest expense (income), net	9,111	1,678	(311)	10,478
Other income, net	19,558	17,657	788	38,003
Income (loss) before income taxes	$1,466	$43,487	$(19,110)	$25,843
(Loss) income before income taxes attributable to the noncontrolling interests	(582)	6,515	—	5,933
Non-GAAP Income (loss) before income taxes attributable to the Company	$2,048	$36,972	$(19,110)	$19,910

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

Agribusiness

Operating results for the Agribusiness segment increased by $5.8 million compared to the same quarter of the prior year. Sales and merchandising revenues decreased by $140.0 million and cost of sales and merchandising revenues decreased by $150.0 million resulting in increased gross profit of $9.9 million. The majority of the decreases in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to the Company's ongoing portfolio optimization efforts, including actions taken to reduce its participation in underperforming merchandising businesses. Gross profit increased compared to the prior year period, primarily due to a $14.3 million improvement in the Company's merchandising businesses, driven by higher commodity prices and market volatility early in the quarter. Additionally, recent growth investments contributed positively to gross profit, while ongoing portfolio optimization efforts improved overall profitability. These benefits were partially offset by a slight reduction in the Company's asset businesses, reflecting a late start to the eastern harvest and lower wheat storage income.

Operating, administrative and general expenses decreased by $12.4 million, primarily driven by the Company's ongoing portfolio optimization efforts, as well as asset impairments recorded in the prior year.

Interest expense, net increased by $2.0 million from the prior year due to increased borrowings on the Company's revolving credit facility.

Other income, net decreased by $16.6 million, primarily reflecting $12.4 million less property insurance recoveries recognized compared to the prior period.

Renewables

Operating results for the Renewables segment increased by $26.0 million compared to the same quarter of the prior year. Sales and merchandising revenues increased by $296.0 million, while related cost of sales and merchandising revenues increased by $294.8 million, resulting in a $1.2 million increase in gross profit year-over-year. Substantially all of the increases in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to higher volumes and commodity values within the renewable feedstocks business. The increase in gross profit was primarily attributable to a $14.7 million increase in earnings from the Company's ethanol plants, reflecting lower corn basis values at the eastern plants and improved co-product sales. This was partially offset by the merchandising businesses declining $13.3 million in gross profit compared to the prior year, largely attributed to the renewable feedstocks business.

The Andersons, Inc. | Q3 2026 Form 10-Q | 18

Operating, administrative and general expenses decreased by $8.4 million, as the prior year included $5.9 million in costs associated with the acquisition of the remaining equity interest in TAMH, and a $3.4 million impairment charge.

Other income, net increased by $10.6 million compared to the prior year, primarily due to a $7.1 million increase of clean fuel production credits recognized in the current year.

Other

Results improved by $1.5 million, primarily due to a nonrecurring $1.4 million pension plan settlement charge in the prior year.

Income Taxes

For the three months ended September 30, 2026, the Company recorded an income tax expense of $6.8 million. The Company's effective tax rate was 13.4% on income before taxes of $50.7 million. The difference between the 13.4% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to nontaxable clean fuel production credits offset by the tax impact of noncontrolling interest, nondeductible compensation, and state and local income taxes.

For the three months ended September 30, 2025, the Company recorded an income tax benefit of $0.2 million. The Company's effective tax rate was (0.9)% on income before taxes of $25.8 million. The difference between the (0.9)% effective tax rate and the U.S. federal statutory tax rate of 21.0% was primarily attributable to nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits, offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

Comparison of the nine months ended September 30, 2026, with the nine months ended September 30, 2025, including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2026
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$5,881,945	$2,676,696	$—	$8,558,641
Cost of sales and merchandising revenues	5,464,410	2,527,900	—	7,992,310
Gross profit	417,535	148,796	—	566,331
Operating, administrative and general expenses	366,999	52,498	48,176	467,673
Interest expense, net	38,123	7,670	83	45,876
Other income, net	20,111	78,952	38	99,101
Income (loss) before income taxes	$32,524	$167,580	$(48,221)	$151,883
Loss before income taxes attributable to the noncontrolling interests	(9,053)	—	—	(9,053)
Non-GAAP Income (loss) before income taxes attributable to the Company	$41,577	$167,580	$(48,221)	$160,936

	Nine months ended September 30, 2025
(in thousands)	Agribusiness	Renewables	Other	Total
Sales and merchandising revenues	$6,397,021	$2,075,658	$—	$8,472,679
Cost of sales and merchandising revenues	6,019,451	1,971,068	—	7,990,519
Gross profit	377,570	104,590	—	482,160
Operating, administrative and general expenses	374,392	35,188	43,317	452,897
Interest expense (income), net	33,268	3,101	(1,300)	35,069
Other income (loss), net	40,779	19,491	(573)	59,697
Income (loss) before income taxes	$10,689	$85,792	$(42,590)	$53,891
(Loss) income before income taxes attributable to the noncontrolling interest	(3,933)	23,863	—	19,930
Non-GAAP Income (loss) before income taxes attributable to the Company	$14,622	$61,929	$(42,590)	$33,961

The Andersons, Inc. | Q3 2026 Form 10-Q | 19

Agribusiness

Operating results for the Agribusiness segment increased by $27.0 million from the prior year. Sales and merchandising revenues decreased by $515.1 million, and cost of sales and merchandising revenues decreased by $555.0 million for an increased gross profit impact of $40.0 million. The majority of the decrease in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to the Company's ongoing portfolio optimization efforts, including actions taken to reduce its participation in underperforming merchandising businesses. The improvement in gross profit was primarily driven by a $27.4 million improvement in the Company's merchandising businesses, reflecting favorable market conditions, the benefits of recent capital investments, and the continued optimization of the Company's merchandising portfolio. Also contributing to the increase was a $7.1 million improvement in the Nutrient business, driven by stronger margins.

Operating, administrative, and general expenses decreased by $7.4 million, as the prior year included $6.8 million of asset impairments.

Interest expense increased by $4.9 million, due to increased borrowings on the Company's revolving credit facility.

Other income, net decreased by $20.7 million, primarily reflecting $16.9 million less in property insurance recoveries recognized compared to the prior year.

Renewables

The Renewables segment's operating results improved $105.7 million compared to the prior year. Sales and merchandising revenues increased by $601.0 million, while related cost of sales and merchandising revenues increased by $556.8 million, resulting in a $44.2 million increase in gross profit year-over year. Substantially all of the increases in sales and merchandising revenues and the related cost of sales and merchandising revenues were attributable to higher volumes and commodity values within the renewable feedstocks business. The increase in gross profit was primarily due to a $42.7 million improvement at the ethanol plants on higher board crush and co-product sales.

Operating, administrative and general expenses increased by $17.3 million, primarily due to a $10.6 million impairment charge related to capitalized engineering and design costs, and $11.0 million of additional litigation expenses associated with the receivership of a former consolidated subsidiary.

Interest expense, net increased by $4.6 million from the prior year due to increased borrowings on the Company's revolving credit facility.

Other income, net increased by $59.5 million compared to the prior year, primarily driven by an increase of $57.5 million of clean fuel production credits in the current year.

Other

Results declined by $5.6 million, primarily due to increased incentive costs driven by improved results in the current year.

Income Taxes

For the nine months ended September 30, 2026, the Company recorded an income tax expense of $24.7 million. The Company's effective tax rate was 16.3% on income before taxes of $151.9 million. The difference between the 16.3% effective tax rate and the U.S. federal statutory rate of 21.0% is primarily attributable to nontaxable clean fuel production credits offset by the tax impact of noncontrolling interest, nondeductible compensation, state and local income taxes, valuation allowances on losses in foreign tax jurisdictions, and other taxes.

For the nine months ended September 30, 2025, the Company recorded income tax expense of $5.7 million. The Company’s effective tax rate was 10.5% on income before income taxes of $53.9 million. The difference between the 10.5% effective tax rate and the U.S. federal statutory tax rate is primarily attributable to the tax impact of noncontrolling interest, nontaxable clean fuel production credits and the reversal of certain unrecognized tax benefits, offset by state and local taxes, nondeductible compensation, and valuation allowances on losses in foreign tax jurisdictions.

The Andersons, Inc. | Q3 2026 Form 10-Q | 20

The Company and its subsidiary partnership returns are under U.S. federal and certain state tax examinations for tax years 2018 through 2024. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The U.S. federal, state, and Mexican tax authorities' examinations could potentially be resolved within the next 12 months. The resolution of ongoing examinations and the expiration of applicable statutes of limitations could change our unrecognized tax benefits and favorably impact income tax expense by a range of zero to $9.5 million.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a global minimum tax of 15% on large corporations. Although the U.S. has not adopted the Pillar Two model rules, several foreign countries have enacted legislation which closely follows OECD’s Pillar Two guidance. Additional OECD guidance issued on January 5, 2026 introduced a "side-by-side" framework which provides relief from certain Pillar Two charging provisions for eligible U.S.-parented multinational groups while keeping foreign country minimum tax regimes in place. Future enactment of the OECD's "side-by-side" framework by our relevant jurisdictions is expected to reduce the Company's exposure to UTPR-related taxes. The impact of other Pillar Two related taxes is expected to be immaterial to the Company's effective tax rate.

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

The Andersons, Inc. | Q3 2026 Form 10-Q | 21

Liquidity and Capital Resources

Working Capital
At September 30, 2026, the Company had working capital of $707.4 million, an increase of $76.7 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	September 30, 2026	September 30, 2025	Variance
Current Assets:
Cash and cash equivalents	$58,285	$81,630	$(23,345)
Accounts receivable, net	664,015	715,761	(51,746)
Inventories	1,210,206	899,278	310,928
Commodity derivative assets – current	261,923	154,449	107,474
Other current assets	171,882	110,045	61,837
Total current assets	2,366,311	1,961,163	405,148
Current Liabilities:
Short-term debt	495,184	141,356	353,828
Trade and other payables	771,544	782,683	(11,139)
Customer prepayments and deferred revenue	46,748	71,989	(25,241)
Commodity derivative liabilities – current	74,067	68,618	5,449
Current maturities of long-term debt	22,627	63,888	(41,261)
Accrued expenses and other current liabilities	248,786	201,939	46,847
Total current liabilities	1,658,956	1,330,473	328,483
Working Capital	$707,355	$630,690	$76,665

As of September 30, 2026, current assets increased by $405.1 million compared to the prior year, primarily driven by a $310.9 million increase in inventory as well as a $107.5 million increase in commodity derivative assets as a result of increased commodity prices compared to the prior year.

Current liabilities increased $328.5 million year over year, primarily driven by $353.8 million of additional borrowings under the Company's revolving credit facilities, reflecting higher commodity prices and increased market volatility in 2026.

Sources and Uses of Cash

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(29,976)	$183,183
Net cash used in investing activities	(170,955)	(127,300)
Net cash provided by (used in) financing activities	161,490	(537,977)

Operating Activities
Operating activities used $30.0 million of cash during the first nine months of 2026, compared to $183.2 million of cash provided in the same period of 2025. The $213.2 million year-over-year decrease in cash provided was attributable to a $309.4 million unfavorable shift in operating assets and liabilities through normal business operations, a $78.9 million improvement to earnings in the current year, and the impact of $15.7 million of noncash impairment charges recognized in the current year. Cash generation excluding working capital changes has improved with strong performance in both segments.

Investing Activities
Investing activities used $171.0 million of cash during the first nine months of 2026, up from $127.3 million in the prior year. The $43.7 million increase was primarily attributable to $24.6 million in higher capital expenditures related to previously announced growth initiatives along with $18.4 million of additional property insurance proceeds received in the prior year. Management expects to invest approximately $225 million in property, plant, and equipment in 2026; roughly split 50% between growth and maintenance capital.

The Andersons, Inc. | Q3 2026 Form 10-Q | 22

Financing Activities
Financing activities provided $161.5 million of cash during the nine months ended September 30, 2026, compared to $538.0 million used for the same period in 2025. The $699.5 million year-over-year increase was primarily driven by the $425.0 million cash outlay to purchase the remaining noncontrolling interest in TAMH in the prior year, as well as $274.4 million of additional borrowings on the Company's short-term lines of credit in the current year.

The Company paid $20.4 million in dividends in the first nine months of 2026 compared to $19.9 million paid in the prior period. The Company paid dividends of $0.20 and $0.195 per common share in January, April and July of 2026 and 2025, respectively. On August 20, 2026, the Company declared a cash dividend of $0.20 per common share, payable on October 22, 2026, to shareholders of record on October 1, 2026.

The Company believes it has sufficient liquidity to meet its operating needs, capital expenditures, and debt service requirements. As of September 30, 2026, the Company had consolidated cash and cash equivalents of $58.3 million and total long-term debt of $590.5 million, with $22.6 million payable within the next twelve months.

The Company is also party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $1,798.7 million. As of September 30, 2026, the Company had $495.2 million of short-term debt on these borrowing arrangements and $1,300.6 million capacity available for borrowing. A significant portion of the Company's short-term borrowings support grain inventories and other working capital assets that are considered RMIs and are readily convertible to cash through normal merchandising and processing activities. Accordingly, management evaluates liquidity in conjunction with the value of these inventories, available borrowing capacity, and expected operating cash flows, rather than based solely on outstanding debt balances. As of September 30, 2026, the Company had $903.2 million of RMI which exceeded the Company's outstanding short-term debt balances.

The Company is typically in a net short-term borrowing position due to the nature of its agricultural merchandising and trading activities, and will fluctuate with seasonality and market conditions during the year. Short-term borrowings are primarily used to finance grain inventory purchases and other working capital assets that are expected to be converted to cash in the ordinary course of business. As commodity prices increase, the value of these inventories and related financing requirements generally increase, which may result in higher short-term borrowings and additional margin deposit requirements on exchange-traded futures contracts. Conversely, periods of declining commodity prices or inventory turnover generally release working capital and margin deposits, providing a source of liquidity that may be used to reduce outstanding borrowings. Because a substantial portion of these borrowings bear interest at variable rates, increases in interest rates could have a significant impact on the Company's profitability.

The Company's debt structure includes both recourse indebtedness at the parent and certain subsidiaries and non-recourse indebtedness at a consolidated subsidiary. Obligations under the non-recourse debt agreements are limited to the assets and operations of Skyland, a 68% owned and consolidated subsidiary, along with a separate facility under the Company's wholly owned Canadian subsidiary, and are not guaranteed by the parent company.

In connection with the pending acquisition of Harvestone Low Carbon Partners, the Company currently expects to finance the transaction with approximately $615 million of proceeds from a long-term debt issuance and approximately $300 million of borrowings under the Company's revolving credit facility.

Recourse Financing Arrangements

The Company's recourse debt is party to borrowing arrangements with a syndicate of banks that provide a total borrowing capacity of $1,315.0 million, reflecting the amendment that reduced the Company's revolving credit facility by $250.0 million, as discussed within Note 1 to the Condensed Financial Statements.

As of September 30, 2026, the Company had $962.3 million recourse capacity available for borrowing under its various credit facilities and was in compliance with all financial covenants. The Company does not expect any challenges in complying with the covenant requirements of its recourse debt agreements during the next twelve months. Certain recourse long-term borrowings are collateralized by mortgages on various facilities.

The Andersons, Inc. | Q3 2026 Form 10-Q | 23

Non-Recourse Financing Arrangements

Skyland maintains a non-recourse credit facility that is secured by substantially all of the assets of the subsidiary. As of September 30, 2026, Skyland had approximately $114.5 million of short-term borrowings and $88.9 million of term debt outstanding, including $8.6 million classified as current maturities of long-term debt.

During the second quarter of 2026, Skyland and its lenders executed an amendment to its credit facilities that modified certain financial covenant requirements and increased available liquidity through an additional $10.0 million term loan commitment. The additional term loan was funded on August 3, 2026. As of September 30, 2026, Skyland had approximately $200.5 million of remaining borrowing availability under its credit facilities and was in compliance with all financial covenants.

Skyland's credit facility is non-recourse to the Company, and therefore, obligations and covenant compliance under the amended credit agreement are generally limited to the assets and operations of Skyland and are not expected to materially impact the Company's broader liquidity position.

The Company's Canadian subsidiary also maintains a non-recourse revolving credit facility that is secured by substantially all of the assets of the subsidiary. As of September 30, 2026, this subsidiary had approximately $30.9 million of short-term borrowings outstanding and $137.8 million available for borrowing. The Company's Canadian subsidiary was in compliance with all its financial covenants as of September 30, 2026.

At September 30, 2026, the Company had standby letters of credit outstanding of $2.9 million.

The Andersons, Inc. | Q3 2026 Form 10-Q | 24

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in market risk, specifically commodity and interest rate risk, during the nine months ended September 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2026, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q3 2026 Form 10-Q | 25

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2026	45,001	$70.67	43,887	$74,627,350
August 2026	82,165	66.84	82,165	69,135,460
September 2026	87,481	67.95	86,108	63,281,650
Total	214,647	$68.10	212,160	$63,281,650
(a) During the three months ended September 30, 2026, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(b) As of August 15, 2024, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 15, 2027. As of September 30, 2026, approximately $36.7 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The Andersons, Inc. | Q3 2026 Form 10-Q | 26

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 plan”) or any “non-Rule 10b5-1 trading arrangement.”

On November 3, 2026, the Company entered into agreements with certain of its executive officers to amend and restate its Change in Control Severance Policy (the "Policy"). The amendment increased the severance benefit period, outside of a change in control, applicable to William E. Krueger, President and Chief Executive Officer, from one year to two years. The amendment did not change the severance benefit period applicable in the event of a change of control. The amended Policy is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
The Andersons, Inc. | Q3 2026 Form 10-Q | 27

Item 6. Exhibits

Exhibit Number	Description
10.1* **	Amended Change in Control & Severance Policy

31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement
** Filed herewith
*** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q3 2026 Form 10-Q | 28

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: November 4, 2026	/s/ William E. Krueger
William E. Krueger
President and Chief Executive Officer

Date: November 4, 2026	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q3 2026 Form 10-Q | 29